Form 10-K405
period 1994-12-31
BEST UNIVERSAL LOCK CO
filed 1995-03-31
CIK 11825

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

              [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
              [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ___________________ to ___________________

                          Commission file number 0-1489
                             BEST UNIVERSAL LOCK CO.
             (Exact name of registrant as specified in its charter)


               WASHINGTON                              91-0144790
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

P.O. BOX 50444, INDIANAPOLIS, INDIANA                       46250
     (Address of principal executive offices)            (Zip Code)

  Registrant's telephone number, including area code: (317) 849-2250

           Securities registered pursuant to Section 12(b) of the Act:
     TITLE OF EACH CLASS      NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------      -----------------------------------------
            NONE

           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK WITHOUT NOMINAL OR PAR VALUE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

(Any sales of the registrant's stock by nonaffiliates within 60 days prior to the date of filing would have sold at a price unknown to the registrant.)

Indicate the number of shares outstanding of each of the registrant's classes of common, as of March 15, 1995.

          SERIES A COMMON STOCK               86,469 SHARES
          SERIES B COMMON STOCK              300,000 SHARES

Documents incorporated by reference: List the following documents if incorporated by reference and the part of the form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1993. The listed documents should be clearly described for identification purposes.

                                      NONE

            BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY)


                             FORM 10-K ANNUAL REPORT

                                      INDEX



                              Item No.                                      Page
                              and Title                                      No.
                              ---------                                     ----


 1   Description of Business                                                   3

 2   Properties                                                                6

 3   Pending Legal Proceedings                                                 6

 4   Submission of Matters to a Vote of Security Holders                       7

 5   Market for the Registrant's Common Stock and Related Security-Holder
        Matters                                                                7

 6   Selected Financial Data                                                   9

 7   Management's Discussion and Analysis of Financial Condition and Results
       of Operations                                                          11

 8   Financial Statements and Supplementary Data                              17

 9   Disagreements on Accounting and Financial Disclosure                     44

10   Directors and Executive Officers of the Registrant                       44

11   Executive Compensation                                                   46

12   Security Ownership of Certain Beneficial Owners and Management           48

13   Certain Relationships and Related Transactions                           50

14   Exhibits, Financial Statement Schedules and Reports on Form 8-K          51

     Signatures                                                               52

     Index to Exhibits                                                        53

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

          (a) GENERAL DEVELOPMENT OF BUSINESS. Registrant was organized in 1923 as a Corporation under the laws of the State of Washington. Neither the registrant nor any subsidiary has ever been the subject of any bankruptcy, receivership or similar proceedings. There has not been any material reclassification, merger, consolidation, nor changes in the mode of conducting business of the registrant or of any of its significant subsidiaries during the fiscal year just ended, other than the formation of two operating divisions for Best Lock Corporation (subsidiary): Best Locking Systems (BLS) focusing on its sales and distribution activities, and Best Lock Manufacturing (BLM), focusing on its manufacturing activities.

               Registrant originally obtained certain licenses and assignments of patent rights to a removable key-controlled core mechanism and other inventions and started the manufacture of certain of the Best locking devices incorporating said removable key-controlled core mechanism.

               About 1928 registrant reassigned and transferred its equipment, inventory and patents to its subsidiary, Best Lock Corporation, in exchange for controlling stock; and Best Lock Corporation has continued since said date, in its own right or through its agents and its totally-held subsidiaries, to manufacture and sell Best locking devices.

               Since registrant is a nonoperating parent of Best Lock Corporation, it is necessary to include a description of Best Lock Corporation's business in order to understand the character and development of the total enterprise. The following, therefore, is a description of the business of Best Lock Corporation (hereinafter sometimes referred to as "Lock").

     (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

                    (1) Industry segments. Lock is engaged in only one industry segment. All reports and comments in this Form 10-K apply to that one industry.

                    (2) Lines of business. Lock is engaged in only one line of business, i.e., the manufacture or sourcing, distribution and sale of access control products and related services.

     (c)  NARRATIVE DESCRIPTION OF BUSINESS.

                    (1) The principal business of Lock is the manufacture or sourcing, distribution and sale of access control products and services, primarily including locks, lock components and adaptations. Lock specializes in providing locking systems for commercial end-users, including institutional, industrial and government facilities.

                              (i)  Lock's mechanical locking system is built
around a removable key-controlled core and housing utilizing the tumbler system. The sale of Lock's system of locks includes the adaptation of other lock manufacturers' hardware to receive this removable key-controlled core and housing which is manufactured by Lock. Additionally, Lock has supplemented its product offerings to end-users with other access control and auxiliary products.

                                   Best Lock Corporation's mechanical locks,
lock components and adaptations are manufactured or assembled in its plant located in Indianapolis,

Indiana and sold by Lock through sales representatives throughout the United States, Canada and other countries. Lock's representatives are independent representatives maintaining separate inventories, or corporate-owned sales offices, both selling directly to end-users.

                                   Lock does not manufacture all of the access
control products it sells, but purchases a number of such items from other manufacturers. Lock is not exclusively represented by any regional hardware house as are most of the large lock manufacturers but its products are sold through many regional hardware houses as a modification of their regular lines. In connection with the sale of its system of locks, Lock assists in maintaining and setting up for its customers a masterkey plan for proper control and security of the customer's locking system.

                                   Lock sells its products in the United States
and abroad. Some of its foreign sales are made by its agent and totally-held subsidiary, Best Universal Locks Limited, of the Province of Ontario, Canada. Sales have generally increased during the past five years.

                                   Information as to approximate percentage of
total sales revenue of classes of similar products for each of the specified fiscal years is as follows. It is not believed that the changes in percentages represent a material change in the mix of the product line.


     Name Of Class                 1994           1993           1992
     -------------                 ----           ----           ----
     Door Security Products        67%            67%            65%
     All Others                    33             33             35



                                   There have not been any significant changes
in the kinds of products produced or products or services sold since the beginning of the fiscal year.

                                   Lock is continuing its program of selling to
contract hardware houses in an attempt to enlarge its sales to new construction projects.

                              (ii) There has not been any public announcement of
a new product or industry segment which would require the investment of a material amount of the assets of Lock during the next fiscal year.

                              (iii)     The raw materials essential to Lock's
manufacturing business are standard metals in bar stock of various cross-sectional shapes. Approximately 80% of the shapes are standard and approximately 20% are specially made. The vast majority of essential raw materials are purchased from five or six midwestern suppliers. There are no significant problems in securing the essential raw materials for Lock's manufacturing business, other than the normal forces of supply and demand, possible strikes or other production factors of the suppliers.

                              (iv) Patents and patent rights have been and are a
significant factor in Lock's business. Lock has acquired from Frank E. Best and Lock's parents (Best Universal Lock Co. and Frank E. Best, Inc.) a substantial number of licenses and patent rights relating to the locking art and other mechanical fields, and has engaged in substantial experimental and developmental work in connection with such licenses and patent rights. The first patent rights acquired by registrant were related to the Best Universal removable core. A number of the early patent rights licensed or otherwise acquired have expired. Continuing research and development results in patents being issued to Lock on various aspects of its product line. Legal action related to a recent patent was pursued to trial in early 1995, involving design and utility patents on a patented keying system. Reference is made to Item 3 for further discussion. Registrant has several registered trademarks regarding the use of the word
Best in association with security products. These are considered important and valuable assets of the company.

                         (v)     While there is no particular seasonal factor in
Lock's business, a backlog for its manufacturing business exists for production planning.

                         (vi)    There is no unusual working capital requirement
by Lock. Normal working capital requirements for inventory and accounts receivable are met through internal funding or borrowings from outside bank sources.

                         (vii)   The manufacturing or sourcing, distribution and
selling business of Lock is not dependent upon any one single customer, or very few customers, the loss of which would have a material adverse effect on Lock.

                         (viii)  Lock's backlog of orders as of the dates shown
below are believed to be firm.

             March 15, 1995             $ 6,417,949
             March 25, 1994               6,797,000

                                 It is expected that 100% of the backlog on
March 15, 1995 will be filled within the current fiscal year. Lock's order sales and order flow do not generally reflect any seasonal fluctuations.

                         (ix)    It is not believed that any material portion of
the business of Lock is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

                         (x)     The business of Lock is highly competitive.
The principal methods of competition are in the areas of price, product performance, delivery and service. There are ten to fifteen major lock manufacturing companies in the United States, some of which have substantially greater sales and resources than Lock. These companies manufacture and sell a wide variety of locks and locking hardware or other access control products. The major companies also sell masterkeyed systems of locks in competition with Lock's lock systems.

                                 Due to the fact that registrant and Lock have
been engaged in business for more than sixty-five years and have specialized in the sale of masterkeyed systems of locks, it believes that Lock is a significant factor in this specialized field. Since industry statistics are not available, registrant is not able to state Lock's relative standing in the overall lock market or in the more specialized masterkeyed system of locks market.

                         (xi)    Registrant did not expend any funds on
research. Lock expended approximately $2,663,000, $2,246,000 and $3,032,000 on research activities relating to the development of new products or the improvement of existing products in the years ending December 31, 1994, 1993 and 1992, respectively.

                                 Lock has not engaged in any material customer
sponsored research during the past three fiscal years.

                         (xii)   Lock does not believe there will be any
material effect that compliance with Federal, state or local provisions regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have upon the capital expenditures, earnings and competitive position of Lock or its subsidiary.

                                 Lock estimates it will voluntarily invest
approximately $510,000 during its current and succeeding fiscal year to continue to enhance the Company's overall environmental standards. This amount includes capital expenditures ($110,000) and operating expenses of environmental protection facilities.

                         (xiii)  The staff of registrant, being a nonoperating
holding corporation, consisted of its directors, officers and their assistants, being four in number. The staff of Lock as of the close of its fiscal year consisted of approximately 456 production and maintenance employees; and 731 office, sales and executive employees.

          (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. Lock is engaged, through its totally-held subsidiary, Best Universal Locks Limited, in sales in Canada. There are other foreign sales throughout the world. The total of all such foreign sales amounted to approximately 7%, 7% and 8% of Lock's total sales during 1994, 1993 and 1992, respectively. The risk and profitability of such business does not differ substantially from domestic sales.

ITEM 2.  PROPERTIES.

          Registrant and its parent, Frank E. Best, Inc., do not own or operate any plants, manufacturing or physical properties. The following is a description of the properties of registrant's subsidiary, Best Lock Corporation and its subsidiary.

          Manufacturing facilities and engineering and executive offices of Lock are located in multi-purpose brick and masonry buildings containing a total of approximately 215,000 square feet of manufacturing space, 30,000 square feet of warehouse space and 57,000 square feet of office space at 6161 East 75th Street, Indianapolis, Indiana. The buildings were built specifically for Lock's use in four major phases in 1958, 1965, 1977 and 1989. Lock is using all of the floor space in the premises. The production facilities located on the premises include stamping, drilling, broaching, automatic screw machines and all other equipment used by registrant in its manufacturing business. Lock also maintains an engineering department, masterkey department, general accounting, marketing and executive offices in the office portion of the buildings. These buildings are located on an approximately 50 acre tract of real estate owned in fee simple by Lock.

          The registrant and its totally-held subsidiary also occupy corporate sales distribution offices, six of which are owned in fee simple and 24 of which are leased. All properties, both owned and leased, together with the related machinery and equipment contained therein, are considered to be well maintained, in good operating condition and suitable and adequate for present and foreseeable future needs.

ITEM 3.  PENDING LEGAL PROCEEDINGS.

          Best Lock Corporation vs. ILCO - Unican Corporation (Federal District court, Indianapolis, Cause No. IP 93-1092C). This action by Lock against ILCO, a North Carolina corporation, charges ILCO with infringement of Lock's trade dress and trademark right in certain patented keys and other keys, and with unfair competition. ILCO has subsequently brought a declaratory judgment action against Lock in Federal District court in North Carolina (Civil Action No. 3 93 CV 314 - MW), challenging the validity of Lock's patents, and alleging non-infringement of Lock's trade dress rights, and charging Lock with antitrust law violations regarding Lock's pat-ented key system. The Federal District court in Indianapolis has kept jurisdiction of the case and ordered the dismissal of the North Carolina action. Trial began February 27, 1995 and was concluded on March 14, 1995, and Lock is awaiting the court's decision.

          Genoveva Ayala et. al v. The Texas Department of Mental Health et. al., No. 93-CL-12577, in the District Court 288 Judicial District Bexar County, Texas, filed against Best Lock Corporation as one of several defendants on August 16, 1994. The plaintiffs allege that the Company's negligent acts and/or omissions were a proximate cause of the death of Robert Ochoa Ayala. The plaintiffs seek total money damages of "not less than" $3,000,000. The Company's insurance carrier has retained a Texas law firm to serve as its defense counsel.

          In the ongoing operation of Lock's business, it is from time to time subjected to various claims and lawsuits incidental to its business and believes that the outcome of any of those matters will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY-HOLDER MATTERS.

          The registrant's Series A stock is classified as over-the-counter, and from time to time may be listed in the National Quotation Bureau, Inc.'s "Pink Sheets." Such quotations may not necessarily represent the value of actual transactions. As determined by a third party professional appraiser each year for the purpose of the Best Lock Corporation Stock Bonus Plan, the value of registrant's Class A shares as of December 31, 1993 and 1992 was $65.96 and
62.53 per share respectively. There are 779 shareholders of record of registrant's Series A stock as of March 15, 1995.

          The registrant's Series B stock is totally-held by its parent, Frank
E. Best, Inc. This stock was valued as of December 31, 1993 and 1992 at $72.56 and $68.78 per share, respectively, by a third party professional appraiser.

          The registrant's preferred stock is held by 11 shareholders as of March 15, 1995, and was valued at $100.00 per share by a third party professional appraiser in both 1994 and 1993.

          Dividends have been declared and paid annually in October, 1994 and 1993 in the respective amounts of $1.66 and $1.63 per share on the Series A common stock, and $1.09 and $1.06 per share on the Series B common stock. Dividends of $7.00 per share on the preferred stock were paid annually for both 1994 and 1993. There is no known restriction on registrant's present or future ability to pay such dividends other than the availability of sufficient funds. There is a present expectation that dividends will continue to be paid in the future.

          Registrant is utilizing an independent clearinghouse to facilitate submission of stock deemed to be "abandoned property" under various state laws. During 1994, 1993, and 1992, 0, 182 and 30,533 shares respectively, were submitted to the appropriate state authorities through this clearinghouse. Such property will be held for various periods of time as required by each state prior to being placed on the market for disposition.

                                This page not used.

ITEM 6.  SELECTED FINANCIAL DATA
                                                                     PAGE 1 0F 2
    BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                 CONSOLIDATED SUMMARY OF SELECTED FINANCIAL DATA
               FOR THE YEARS ENDED DECEMBER 31, 1994 THROUGH 1990

- - - -------------------------------------------------------------------------------

The following consolidated summary of selected financial data should be read in conjunction with the accompanying notes to consolidated financial statements:


                                              1994            1993            1992            1991           1990
                                         -------------    ------------    ------------    ------------   ------------

Net sales                               $  104,669,003   $  98,521,396   $  84,865,287   $  74,752,175  $  74,443,092

Net income before cumulative effect
 of change in accounting principle           1,514,931         802,612       1,766,630       3,074,244      2,260,518

Net income                                   1,514,931       1,275,877       1,766,630       3,074,244      2,260,518

Total assets                                71,028,674      64,178,858      62,233,977      61,800,053     59,499,737

Long-term obligations                        4,444,971       4,745,065       4,552,378       2,228,349      4,740,894
 (excluding deferred taxes)

Common stock and common stock
 of Best, redeemable under Stock
 Bonus Plan                                  4,087,473


Earnings and dividends per common share - see page 2 of 2.

                                                                          ITEM 6
                                                                     Page 2 of 2

                             BEST LOCK COMPANIES
                     Best Lock Corporation and Subsidiary
    Best Universal Lock Co. (a nonoperating holding company) and Subsidiaries
      Frank E. Best, Inc. (a nonoperating holding company) and Subsidiaries

                CONSOLIDATED SUMMARY OF SELECTED FINANCIAL DATA
               FOR THE YEARS ENDED DECEMBER 31, 1994 THROUGH 1990

                                                             1994           1993           1992           1991           1990
                                                         ------------   ------------   ------------   ------------   ------------
Earnings per share of common stock:
 Best Lock Corporation and Subsidiary
   (131,185.85 shares outstanding in 1994; 131,238.85
   shares outstanding each year 1993-1990) -
    Net income before cumulative effect of
     change in accounting principle                      $     16.83    $      8.76    $     18.73    $     32.32    $     23.75
    Cumulative effect of SFAS 109 "Accounting
      for Income Taxes"                                  $      0.00    $      4.95    $      0.00    $      0.00    $      0.00
                                                         -------------  -------------  ------------   ------------   ------------
                                                         $     16.83    $     13.71    $     18.73    $     32.32    $     23.75
                                                         -------------  -------------  ------------   ------------   ------------
                                                         -------------  -------------  ------------   ------------   ------------

 Best Universal Lock Co. and Subsidiaries
   (Series A - 86,469 shares and Series B - 300,000
    shares outstanding each year) -
     Series A -
      Net income                                         $      3.92    $      3.30    $      4.57    $      7.95    $      5.85
                                                         -------------  -------------  ------------   ------------   ------------
                                                         -------------  -------------  ------------   ------------   ------------

     Series B -
      Net income                                         $      3.92    $      3.30    $      4.57    $      7.95    $      5.85
                                                         -------------  -------------  ------------   ------------   ------------
                                                         -------------  -------------  ------------   ------------   ------------

   Frank E. Best, Inc. and Subsidiaries
    (598,710 shares outstanding each year) -
      Net income                                         $      1.93    $      1.45    $      2.27    $      3.97    $      2.91
                                                         -------------  -------------  ------------   ------------   ------------
                                                         -------------  -------------  ------------   ------------   ------------

Dividends per share:
 Best Lock Corporation, common                           $      5.40    $      5.00    $      4.90    $      4.70    $      3.95
                                                         -------------  -------------  ------------   ------------   ------------
                                                         -------------  -------------  ------------   ------------   ------------

 Best Universal Lock Co. -
   Preferred (7% cumulative)                             $      7.00    $      7.00    $      7.00    $      7.00    $      7.00
   Series A Common (Note 2)                                     1.66           1.63           1.61           1.59           1.57
   Series B Common (Note 2)                                     1.09           1.06           1.04           1.02           1.00
                                                         -------------  -------------  ------------   ------------   ------------
                                                         -------------  -------------  ------------   ------------   ------------

   Frank E. Best, Inc. Common                            $      0.52    $      0.51    $      0.49    $      0.47    $      0.45
                                                         -------------  -------------  ------------   ------------   ------------
                                                         -------------  -------------  ------------   ------------   ------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since Frank E. Best, Inc. and Best Universal Lock Co. are non-operating parents of Best Lock Corporation, a discussion of Best Lock Corporation's business is necessary in order to understand the character and development of the total enterprise. As the variations between the consolidated financial statements of these three companies are not significant, the discussion and analysis of Best Lock Corporation is representative of all. The following, therefore, is a discussion of the business of Best Lock Corporation.

RESULTS OF OPERATIONS - 1994 vs. 1993

     In order to more efficiently manage its operations, the Company reorganized into two divisions during 1994. The Best Lock Manufacturing (BLM) Division is responsible for manufacturing and supplying security products to the Company's distribution division, Best Locking Systems (BLS).

     The Company's net sales for 1994 increased 6% over 1993, primarily due to improved sales volume in the Best Locking Systems Division and the recognition of a full year of sales for offices that began operations during 1993. The overall higher level of retail sales at the distribution level improved gross margins to 48.4%, compared to 45.2% in 1993. The Company also negotiated a three year purchase agreement with its major brass supplier which resulted in the Company not experiencing an increase in the per pound cost of brass despite the market price for brass, the largest raw material component of its products, increasing approximately 11% in 1994.

     Salaries and wages were $4.3 million higher than 1993 levels. A portion of the increase relates to a charge of $2.1 million in the fourth quarter for anticipated employee-related expenses related to the settlement of claims arising from a derivative action. This matter, completed on February 15, 1995, included the resignation of Walter E. Best, Chairman and President, as well as the resignations of Richard E. Best and Marshall W. Best, both Vice Presidents of the Company. This event is discussed in more detail in Note 14 to the consolidated financial statements. Expansion of the Company's sales distribution offices during 1993, when only a partial year of operating expenses were recognized, also resulted in an increase in salaries and wages during 1994. Employee benefit costs increased $2 million over 1993 due primarily to (1) an increase in health insurance claims costs of approximately $1.0 million, which the company is self-funding; and (2) a change in the assumptions used in calculating the present value of the retirement benefit for the former President, Walter E. Best, which increased expense by $800,000. The discount rate used to calculate the actuarial present value of the accumulated retirement benefit obligation was changed from 7.5% in 1993 to 8% in 1994, resulting in a reduction in employee benefits expense of $434,000.

     Total selling, general and administrative and engineering expenses
increased $5.3 million, or 12% over 1993.   Reductions in bad debt expense of
approximately $500,000 and lower repairs and utilities expenditures of approximately $500,000 partially offset the increase in salaries and benefits costs described above. Professional fees increased by $1.1 million as the Company sought assistance in selecting software for the order processing, inventory management, and accounting functions as well as for other special projects. Research and development expenditures increased to $2.7 million in 1994 over the 1993 total of $2.2 million. The Company is continuing to develop an electronic access security product. The costs of this development are being expensed currently.

     Net income of $2.2 million increased 23% over 1993. Income taxes decreased to 8% of income before taxes, compared to an effective tax rate of 43% in 1993. The reduction in the effective tax rate for 1994 is primarily attributable to the recognition of a $656,000 income tax benefit in 1994 and certain other tax credits. In connection with the finalization of the Company's 1993 U. S. Federal income tax return in September, 1994, it was determined that the Company would have $656,000 of unutilized foreign tax credits available to offset certain future U. S. tax obligations. The Company believes these foreign tax credits will be utilized during the carryover period and thus has recorded the benefit of the item as a reduction to the provision for income taxes for the year ended December 31, 1994.

     On February 15, 1995, the Company settled all claims arising from a derivative action that had been threatened by a director during the third quarter of 1994. Professional fees incurred related to the settlement of the claims increased other non-operating expenses by $700,000 during 1994.

RESULTS OF OPERATIONS - 1993 VS. 1992

     Net sales for 1993 increased 16% over 1992. The increase was principally due to expansion of corporate owned sales distribution offices throughout the country and a price increase of approximately 5%. The expansion of the sales offices at the distribution level allows for greater sales at retail compared to wholesale sales to independent distributors, which improved the gross margin to 45.2%, compared with 41.4% in 1992. These higher sales and margins were partially offset by higher selling and general and administrative expenses required by operating the additional offices, such as sales and support personnel.

     The Company has continued to enhance its distribution structure in anticipation of a higher level of sales in the future. During 1993, the Company established regions across the United States, each of which has a manager who will assist the company in providing greater customer service and satisfaction. In addition, a sales training program was presented across the nation in the fall of 1993 to enhance the abilities and knowledge of the Company's sales force, at a cost of approximately $350,000.

     Net income decreased in 1993 to $1.8 million , or 1.8% of sales, from $2.46 million or 2.9% of sales in 1992. Operating expenses increased $11 million primarily due to higher salaries, wages, related taxes and benefits of $6.9 million. Repairs and rent, travel, and professional fees also increased $1.2 million, $660,000 and $705,000, respectively, mainly due to the expansion and development of the Company's sales distribution offices as described above. Profitability was affected by a variety of specific factors, several of which were determined during the fourth quarter of 1993. The Company paid a discretionary bonus to all employees in November, 1993, in the amount of slightly over $1.1 million. Furthermore, the change in the discount rate for the retirement benefit obligation from 8% in 1992 to 7.5% in 1993 resulted in additional pension expense of approximately $431,000 in 1993. Year end physical inventories resulted in an unexpected charge of $700,000.

     Total research and development expenditures were approximately $2.2 million in 1993 compared to $2.0 million in 1992, as the Company continued to develop an electronic security access product, the costs of which are being expensed currently. The increased expenditures for research and development, the enhancements made related to expanding the corporate owned sales distribution offices, and the increase in capital expenditures represent the Company's investment in the future, which will result in an increased emphasis on the customer and will enhance the growth potential and profitability of the Company in future years.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's current ratio, while continuing to be strong, decreased to
2.6 at December 31, 1994 compared to 3.9 at December 31, 1993. Cash and cash equivalents increased $3.2 million as a result of (1) the implementation of a company-wide enhanced cash management system in late 1993 and (2) a modest reduction in days sales outstanding. Any excess cash generated over current operating needs is invested in a daily money market fund at a variable interest rate. At December 31, 1994, $2.3 million was invested in this fund. The current ratio was affected by an increase in current liabilities of $5.9 million due to the establishment of an accrual for estimated severance expenses, increases in customer advances, and an increase in accrued medical claims.

     The Company's continued emphasis on inventory management and control in 1994 resulted in a slight decrease in finished goods inventory from 1993, even though the number of corporate owned sales distribution facilities increased. The overall inventory increased less than 1%.

     Property, plant and equipment additions decreased by approximately $800,000 to $3.9 million in 1994 from the 1993 total of $4.7 million and by $1.2 million from the 1992 total of $5.1 million. Expenditures in 1993 and 1992 included costs of the expansion of the corporate owned sales distribution offices, which slowed slightly during 1994. The majority of the capital additions were to improve productivity and efficiency. Capital expenditures for 1995 are expected to be in the $7 million range, which includes approximately $3 million for enhanced computer systems and related software. From time to time, the Company acquires property that is constructed over time, normally at a vendor's facility. Such costs are accumulated in a construction in progress account until placed into service.

     On May 18, 1994, the Company loaned $3.4 million to Russell C. Best, Chief Executive Officer, under the terms of an Employment Agreement entered into by Best Lock Corporation and Russell C. Best on May 5, 1994. The terms of the loan include repayment over a 30 year period and interest at 7.2%.

     Total current liabilities increased by $5.8 million from 1993 to 1994. The Company continues to do more business in the construction industry, which resulted in an increase of $685,000 in customer advances. Payments are received from these customers prior to the fulfillment of the orders, and the income is not recognized until the completion of the work. Accrued income taxes increased by $692,000. As described above, the Company established a $2.3 million liability for estimated severance costs, a portion of which were incurred on February 15, 1995. The severance is expected to reduce annual employee costs by approximately $1.0 million beginning in the third quarter of 1995. The liability for estimated medical claims was increased by $635,000 due to an overall increase in 1994 health insurance claims.

               The Company desires to retain its strong credit rating, and therefore attempts to pay all vendors according to terms and take all discounts offered.

               During 1994, the principal source of the Company's funds was from operations. Cash provided by operating activities totaled $11 million for 1994, compared with $5.4 million in 1993. The increase was due primarily due to a $4.1 million increase in accounts payable, customer advances, and accrued liabilities. In addition, accounts and notes receivable increased only $703,000 in 1994 compared to an increase of $3 million in 1993 and $2 million in 1992.

               Prior to the refinancing in February 1995, the Company maintained an unsecured bank line of credit under which it could borrow up to $7 million.
No borrowings were needed during 1994.   The line was utilized for short-term
needs during 1993, the largest amount borrowed being $2 million. In February 1995, the Company negotiated a $25 million unsecured bank line of credit, in part for the purpose of acquiring shares of Best Lock Corporation and an 87% interest in a partnership which owns directly or indirectly shares in Best Lock Companies, as discussed in Note 14 to the consolidated financial statements. On February 15, 1995, $12 million was borrowed under the line of credit in order to finance this and other transactions as described in Note 14 to the consolidated financial statements. The remainder of the line remains available for additional funds, if required. The Company expects to repay the loan from current operating funds. The Company believes that the amounts available from operating cash flows and under the line of credit will be sufficient to meet its expected cash needs, including planned capital expenditures.

               While not having a material impact on the current level of sales, the growth potential of future sales may be affected by the outcome of the following action: Best Lock Corporation vs. ILCO - Unican Corporation (Federal District Court, Indianapolis, Cause No. IP 93-1092C). This action by the Company against ILCO, a North Carolina corporation, charges ILCO with infringement of the Company's trade dress and trademark right in certain patented keys and other keys, and with unfair competition. The trial was concluded on March 14, 1995, but no verdict has been rendered in the case to date. Management is not able to assess the likelihood of a favorable outcome in this case.

OTHER

               Foreign sales continued at approximately 7% of total sales during 1994 and 1993. The profit on these sales improved slightly during 1994. The profit on foreign sales improved more significantly from 1992 to 1993, because, in 1992, significant costs related to the installation of a retirement benefit in the Company's Canadian subsidiary were recognized in the amount of $813,000.

               The Best Lock Corporation Stock Bonus Plan was amended in 1994. Under the plan, participants, upon reaching certain eligibility requirements, may receive cash or shares of the Company. In the event the participants elect or are required to receive shares, the participants have the right to require Lock to repurchase such shares in cash at its fair market value. As a result, in 1994, the fair market value of the shares, determined based on an independent appraisal, held by the Stock Bonus Plan, has been reflected in the accompanying balance sheet as "Common Stock and Common Stock of Universal and Best, Redeemable Under Stock Bonus Plan."

               The firm backlog of approximately $6.4 million as of March 15, 1995 is slightly lower than the level of the prior year. The Company continues to focus on customer satisfaction in the areas of delivery and service, which includes shorter lead times.

     The Company has not experienced any unusual inflation in its purchases or sales for the years 1994, 1993, or 1992.

     The Company is not aware of any environmental expenses, past or present, which the Company believes will result in a significant liability or cost.

                                This page not used.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)  1.   Financial Statements:

          Report of Independent Public Accountants

          Corporate Balamce Sheets, December 31, 1994 and 1993

          Corporate Statements of Cash Flows for the Years Ended
            December 31, 1994, 1993 and 1992

          Consolidated Balance Sheets, December 31, 1994 and 1993

          Consolidated Statements of Income for the Years Ended
            December 31, 1994, 1993 and 1992

          Consolidated Statements of Shareholders' Equity for the Years Ended
            December 31, 1994, 1993 and 1992

          Consolidated Statements of Cash Flows for the Years Ended December 31,
            1994, 1993 and 1992

          Notes to Consolidated Financial Statements

          Schedules Supporting Financial Statements-

          Schedule
           Number
          -------

             II     Valuation and Qualifying Accounts - Corporate and
                     Consolidated - for the Years Ended December 31, 1994, 1993 and 1992

            III     Investments in, Equity in Earnings of, and Dividends
                     Received From Affiliates and Other Persons - for the Years Ended December 31, 1994, 1993 and 1992

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Best Universal Lock Co.:

We have audited the accompanying corporate balance sheets of BEST UNIVERSAL LOCK CO. (a nonoperating holding company and a Washington corporation) as of December 31, 1994 and 1993, and the related corporate statements of cash flows for each of the three years in the period ended December 31, 1994 and the accompanying consolidated balance sheets of BEST UNIVERSAL LOCK
CO. AND SUBSIDIARIES as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Companies as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As explained in Note 1 to the consolidated financial statements, effective January 1, 1993, the Companies changed their method of accounting for income taxes.

Our audits were made for the purpose of forming an opinion on the consolidated statements taken as a whole. The schedules listed under Item 8 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied to the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Indianapolis, Indiana,
March 28, 1995.

            BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY)
                            CORPORATE BALANCE SHEETS

                                                     December 31
                                          ----------------------------------
                                               1994                1993
                                          --------------      --------------
ASSETS:
 Current assets:
   Cash                                    $      23,764    $        43,904
                                          --------------      --------------
     Total current assets                         23,764             43,904
 Investment in subsidiary at underlying
   book value, eliminated in consolidation
     (Note 1)(Schedule III)                   36,329,401         35,356,287
                                          --------------      --------------
     Total assets                          $  36,353,165    $    35,400,191
                                          --------------      --------------
                                          --------------      --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable                          $      72,034    $        82,034
 Other liabilities                                22,390             38,222
                                          --------------      --------------
  Total liabilities                               94,424            120,256
                                          --------------      --------------

SHAREHOLDERS' EQUITY
 Capital stock:
  Preferred stock, 7% cumulative,
    $100 par value, callable at
    par, 500 shares authorized,
    63 shares outstanding                         6,300               6,300
  Series A common stock, no par value,
    100,000 shares authorized, 86,469
    shares outstanding (Note 2)               1,102,579           1,102,579
  Series B common stock, no par value,
    300,000 shares authorized and
    outstanding (Note 2)                              1                   1
                                          --------------      --------------
    Total capital stock                       1,108,880           1,108,880
                                          --------------      --------------

 Accumulated earnings:
  Balance at beginning of year               34,250,100          33,433,607
                                          --------------      --------------
  Net income:
    Equity in income of Lock Consolidated,
      eliminated in consolidation
      (Note 1)                                1,554,263           1,310,229
    Corporate (expense), net                    (39,332)            (34,352)
                                          --------------      --------------
 Total net income                             1,514,931           1,275,877
                                          --------------      --------------
 Cash dividends paid-
    Preferred ($7 per share in 1994
    and 1993)                                      (441)               (441)
    Series A common ($1.66 per share
      in 1994 and $1.63 per share
      in 1993) (Note 2)                        (143,539)           (140,943)
    Series B common ($1.09 per share
      in 1994 and $1.06 per share
      in 1993) (Note 2)                        (327,000)           (318,000)
                                          --------------      --------------
 Balance at end of year                      35,294,051          34,250,100
                                          --------------      --------------

 Cumulative translation adjustment             (144,190)            (79,045)
                                          --------------      --------------
  Total shareholders' equity                 36,258,741          35,279,935
                                          --------------      --------------
   Total liabilities and shareholders'
     equity                              $   36,353,165      $   35,400,191
                                          --------------      --------------
                                          --------------      --------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

            BEST UNIVERSAL LOCK CO. (a nonoperating holding company)
                       CORPORATE STATEMENTS OF CASH FLOWS

                                                  -----------------------------------------------------
                                                                 Year Ended December 31
                                                  -----------------------------------------------------
                                                       1994                1993                1992
                                                  -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers
                                                  $    -              $    -              $    -
  Cash paid to suppliers                               (21,764)             (3,609)            (318,461)
  Dividend received from subsidiary                    516,004             477,782              468,226
  Interest received                                    -                        12               17,530
  Interest paid                                        -                   -                         (9)
  Income taxes paid                                    (43,400)            (27,054)            (33,895)
                                                  -------------       -------------       -------------
   Net cash provided by operating activities           450,840             447,131             133,391
                                                  -------------       -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note receivable from subsidiary                      -                   -                   300,000
  Dividend payments                                   (470,980)           (459,384)           (451,657)
                                                  -------------       -------------       -------------
   Net cash used in financing activities              (470,980)           (459,384)           (151,657)
                                                  -------------       -------------       -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                (20,140)            (12,253)            (18,266)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          43,904              56,157              74,423
                                                  -------------       -------------       -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR          $     23,764        $     43,904        $     56,157
                                                  -------------       -------------       -------------
                                                  -------------       -------------       -------------


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
 Net income (loss)                                $    (39,332)       $    (34,352)       $    (23,279)
 Adjustments-
  Dividend received from subsidiary                    516,004             477,782             468,226
 Changes in assets and liabilities-
  Increase (decrease) in:
    Accounts payable and accrued expenses              (15,632)                774            (307,715)
    Income taxes payable                               (10,200)              2,927              (3,841)
                                                  -------------       -------------       -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES         $    450,840        $    447,131        $    133,391
                                                  -------------       -------------       -------------
                                                  -------------       -------------       -------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

    BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            December 31
                                                   ----------------------------------
                                                       1994                1993
                                                   --------------   --------------
CURRENT ASSETS:
 Cash and cash equivalents (Note 1)               $    4,815,847  $   1,646,396
 Trade receivables:
   Direct                                             11,680,289      10,988,105
   Sales representatives and other                     2,688,434       2,901,333
   Allowance for uncollectible accounts                 (244,829)       (350,136)
 Estimated refundable income taxes                       141,708       1,553,398
 Current portion of notes receivable (Note 7)             81,987          49,062
 Inventories (Notes 1 and 4)                          14,579,058      14,489,528
 Prepaid income taxes  (Notes 1 and 5)                 3,566,922       1,723,670
 Other prepaid expenses                                  152,342         135,061
                                                   --------------   --------------
    Total current assets                              37,461,758      33,136,417
                                                   --------------   --------------

PROPERTY, PLANT AND EQUIPMENT, at cost (Notes 1 and 3)
 Land and buildings                                   13,770,826      13,674,303
 Machinery and equipment                              29,478,143      27,996,738
 Tooling                                               8,090,184       7,612,076
 Furniture, fixtures and other                         8,342,408       7,393,413
 Construction work-in-progress                           975,301         641,574
                                                   --------------   --------------
                                                      60,656,862      57,318,104
 Less - accumulated depreciation                     (30,519,725)    (26,528,755)
                                                   --------------   --------------
    Total property, plant and equipment               30,137,137      30,789,349
                                                   --------------   --------------

OTHER ASSETS
 Long-term notes receivable (Note 7)                   3,280,332         -
 Other assets                                            149,447         253,092
                                                   --------------   --------------

   Total assets                              $        71,028,674 $    64,178,858
                                                   --------------   --------------
                                                   --------------   --------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

    BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
- - - -------------------------------------------------------------------------------

                                                            December 31
                                                   ---------------------------------
                                                       1994                1993
                                                   -------------       -------------
CURRENT LIABILITIES:
 Notes payable                                    $       2,500       $       2,500
 Current portion of retirement benefit obligations    1,381,967           1,112,091
 Trade accounts payable                               1,641,302           1,697,018
 Customer advances                                    1,501,304             815,771
 Accrued liabilities:
  Income taxes                                          941,490             186,712
  Property and other taxes                              960,153             930,527
  Payroll and vacation pay                            3,918,751           3,392,031
  Accrued severance (Note 14)                         2,394,593             -
  Accrued medical claims                                850,000             215,030
  Other                                                 843,321             203,519
                                                   -------------       -------------
   Total current liabilities                         14,435,381           8,555,199
                                                   -------------       -------------
RETIREMENT BENEFIT OBLIGATION (Note 10)               4,444,971           4,745,065
DEFERRED INCOME TAXES (Notes 1 and 5)                 2,269,369           2,395,226
                                                   -------------       -------------
   Total liabilities                                 21,149,721          15,695,490
                                                   -------------       -------------

MINORITY INTEREST IN SUBSIDIARIES                    13,620,212          13,203,433
                                                   -------------       -------------

COMMON STOCK AND COMMON STOCK OF BEST,
 REDEEMABLE UNDER STOCK BONUS PLAN (Note 8)           4,087,473             -
                                                   -------------       -------------

SHAREHOLDERS' EQUITY:
 Capital stock:
  Preferred stock, 7% cumulative, $100 par
   value, callable at par, 500 shares authorized,
   63 shares outstanding                                  6,300               6,300
  Series A common stock, no par value, 100,000
   shares authorized, 86,469 shares outstanding       1,102,579           1,102,579
  Series B common stock, no par value, 300,000
   shares authorized and outstanding                          1                   1
                                                   -------------       -------------
   Total capital stock                                1,108,880           1,108,880

 Accumulated earnings                                35,294,051          34,250,100

 Cumulative translation adjustment (Note 1)            (144,190)            (79,045)

 Common stock and common stock of Best,
  redeemable under Stock Bonus Plan (Note 8)         (4,087,473)              -
                                                   -------------       -------------
    Total shareholders' equity                       32,171,268          35,279,935
                                                   -------------       -------------

    Total liabilities and shareholders' equity    $  71,028,674       $  64,178,858
                                                   -------------       -------------
                                                   -------------       -------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                               BEST LOCK COMPANIES
                      BEST LOCK CORPORATION AND SUBSIDIARY
   BEST UNIVERSAL LOCK CO. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES
     FRANK E. BEST, INC. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME


- - - -------------------------------------------------------------------------------


                                                                                  Year Ended December 31
                                                                         ------------------------------------------
                                                                             1994           1993            1992
                                                                         ------------   ------------   ------------
NET SALES                                                               $104,669,003   $ 98,521,396    $ 84,865,287


OPERATING EXPENSES
 Cost of Goods Sold                                                       53,983,763     54,014,629      49,768,652
 Selling                                                                  26,846,032     26,459,206      18,382,176
 General and Administrative                                               16,040,704     12,090,837       9,361,276

 Engineering, research and development                                     5,021,596      4,087,147       3,618,848
                                                                         ------------   ------------   ------------
  Total operating expenses                                               101,892,095     96,651,819      81,130,952
                                                                         ------------   ------------   ------------

OPERATING INCOME                                                           2,776,908      1,869,577       3,734,335


 Interest expense                                                             (6,853)       (48,227)        (61,813)
 Other income (expense), net (Note 14)                                      (366,641)       209,826         229,169
                                                                         ------------   ------------   ------------
INCOME before provision for income taxes                                   2,403,414      2,031,176       3,901,691


 Provision for income taxes (Note 5)                                         195,259        881,658       1,443,363
                                                                         ------------   ------------   ------------
NET INCOME before cumulative effect of change in accounting principle      2,208,155      1,149,518       2,458,328


 Cumulative effect of change in accounting principle (Note 1)                    --          650,000           --
                                                                         ------------   ------------   ------------
 NET INCOME, Best Lock Corporation and Subsidiary                          2,208,155      1,799,518       2,458,328


 Minority interest in net income, Best Lock Corporation and Subsidiary      (653,892)      (489,289)       (668,419)
 Corporate - Best Universal Lock Co. expense                                 (39,332)       (34,352)        (23,279)
                                                                         ------------   ------------   ------------
NET INCOME, Best Universal Lock Co. and Subsidiaries                       1,514,931      1,275,877       1,766,630


 Minority interest in net income, Best Universal Lock Co.
  and subsidiaries                                                          (339,232)      (285,415)       (395,195)
 Corporate - Frank E. Best, Inc. expense                                     (22,409)      (125,438)        (13,081)
                                                                         ------------   ------------   ------------
NET INCOME, Frank E. Best, Inc. and Subsidiaries                        $  1,153,290   $    865,024    $  1,358,354
                                                                         ------------   ------------   ------------
                                                                         ------------   ------------   ------------




                                                                 Best Lock      Best Universal Lock Co.       Frank E.
Earnings per common share:                                      Corporation     Series A       Series B      Best, Inc.
                                                               ------------   ------------   ------------   ------------
1994                                                           $      16.83   $       3.92   $       3.92   $       1.93
1993:                                                          ------------   ------------   ------------  -------------
                                                               ------------   ------------   ------------  -------------
Income before cumulative effect of change in accounting principle $    8.76   $       2.08   $       2.08   $       0.83

Cumulative effect on prior years of adopting
   SFAS 109 "Accounting for Income Taxes"                              4.95           1.22           1.22           0.62
                                                               ------------   ------------   ------------  -------------
NET INCOME                                                     $      13.71   $       3.30   $       3.30   $       1.45
                                                               ------------   ------------   ------------  -------------
                                                               ------------   ------------   ------------  -------------
1992                                                           $      18.73   $       4.57   $       4.57   $       2.27
                                                               ------------   ------------   ------------  -------------
                                                               ------------   ------------   ------------  -------------

Weighted average shares outstanding:
1994                                                             131,235.37         86,469        300,000        598,710
                                                               ------------   ------------   ------------  -------------
                                                               ------------   ------------   ------------  -------------
1993 and 1992                                                    131,238.85         86,469        300,000        598,710
                                                               ------------   ------------   ------------  -------------
                                                               ------------   ------------   ------------  -------------



The accompanying notes to consolidated financial statements are an integral of these statements.

    BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
- - - --------------------------------------------------------------------------------

                                                                         December 31
                                                       --------------------------------------------
                                                             1994           1993          1992
                                                       -------------- -------------- --------------
CAPITAL STOCK:
   Preferred stock, 7% cumulative, $100
     par value, callable at par, 500 shares
     authorized, 63 shares outstanding                 $       6,300   $       6,300 $       6,300

   Series A common stock, no par value,
     100,000 shares authorized, 86,469
     shares outstanding                                    1,102,579       1,102,579      1,102,579

   Series B common stock, no par value,
     300,000 shares authorized and
     outstanding                                                    1              1              1
                                                       -------------- -------------- --------------
      Total capital stock                                   1,108,880      1,108,880      1,108,880
                                                       -------------- -------------- --------------

ACCUMULATED EARNINGS:
   Balance at beginning of year                            34,250,100     33,433,607     32,118,634
   Net income                                               1,514,931      1,275,877      1,766,630
   Cash dividends (see below)                                (470,980)      (459,384)      (451,657)
                                                       -------------- -------------- --------------
   Balance at end of year                                  35,294,051     34,250,100     33,433,607
                                                       -------------- -------------- --------------

COMMON STOCK AND COMMON STOCK OF BEST,
   REDEEMABLE UNDER STOCK BONUS PLAN (Note 8)              (4,087,473)             -              -
                                                       -------------- -------------- --------------

CUMULATIVE TRANSLATION ADJUSTMENT                            (144,190)       (79,045)       (11,186)
                                                       -------------- -------------- --------------
      Total shareholders' equity                       $   32,171,268 $   35,279,935     34,531,301
                                                       -------------- -------------- --------------
                                                       -------------- -------------- --------------
Cash dividends per share:
   Preferred                                           $         7.00 $         7.00 $         7.00
   Series A common                                               1.66           1.63           1.61
   Series B common                                               1.09           1.06           1.04
                                                       -------------- -------------- --------------
                                                       -------------- -------------- --------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

    BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
- - - --------------------------------------------------------------------------------

                                                                                         Year Ended December 31
                                                                            --------------------------------------------
                                                                                   1994           1993           1992
                                                                            -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                                              $   103,456,897 $   95,602,652 $   82,811,420
 Cash paid to suppliers and employees                                          (92,572,945)   (88,644,068)   (79,011,797)
 Interest received                                                                 137,171         78,190        207,827
 Interest paid                                                                      (3,353)       (48,065)       (44,172)
 Income taxes paid                                                                 (29,356)    (1,627,444)    (2,697,487)
                                                                            -------------- -------------- --------------
  Net cash provided by operating activities                                     10,988,414      5,361,265      1,265,791
                                                                            -------------- -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net from short-term investments                                                         -              -        506,951
 Proceeds from sale of property, plant and equipment                               167,790         34,654        145,437
 Capital expenditures                                                           (3,895,823)    (4,738,876)    (5,145,846)
 Note receivable from an officer                                                (3,400,000)             -              -
                                                                            -------------- -------------- --------------
  Net cash used in investing activities                                         (7,128,033)    (4,704,222)    (4,493,458)
                                                                            -------------- -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on notes payable                                                               -              -       (300,000)
 Purchase of treasury stock                                                        (20,405)             -              -
 Dividend payments                                                                (663,665)      (637,797)      (626,500)
                                                                            -------------- -------------- --------------
  Net cash used in financing activities                                           (684,070)      (637,797)      (926,500)
                                                                            -------------- -------------- --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (6,860)       (24,895)      (108,810)
                                                                            -------------- -------------- --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          3,169,451         (5,649)    (4,262,977)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   1,646,396      1,652,045      5,915,022
                                                                            -------------- -------------- --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $     4,815,847 $    1,646,396 $    1,652,045
                                                                            -------------- -------------- --------------
                                                                            -------------- -------------- --------------


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
 Net income                                                                $     1,514,931 $    1,275,877 $    1,766,630
 Adjustments-
  Depreciation                                                                   4,364,558      4,057,571      3,618,717
  Provision for losses on accounts receivable                                       38,413        503,023        222,802
  (Gain) loss on sale of property, plant and equipment                              (4,875)        18,304       (40,350)
  Minority interest related to current year earnings                               653,892        489,289        668,419
Changes in assets and liabilities-
 (Increase) decrease in :
  Accounts and notes receivable                                                   (703,419)    (3,071,112)    (2,034,890)
  Refundable income taxes                                                        1,484,991       (887,465)      (303,153)
  Inventories                                                                     (139,575)     1,843,195     (2,978,226)
  Prepaid expenses                                                              (1,860,533)        99,677        327,178
  Other assets                                                                     222,977         67,934        (71,603)
 Increase (decrease) in :
  Accounts payable, customer advances and accrued liabilities                    4,889,908        805,397       (195,179)
  Income taxes payable                                                             683,221         89,820       (106,578)
  Deferred income taxes                                                           (125,857)      (406,307)    (1,221,379)
  Retirement benefit and benefit obligation                                        (30,218)       476,062      1,613,403
                                                                            -------------- -------------- --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $    10,988,414 $    5,361,265 $    1,265,791
                                                                            -------------- -------------- --------------
                                                                            -------------- -------------- --------------


The accompanying notes to consolidated financial statements are an integral part of these statements.

                               BEST LOCK COMPANIES

                      BEST LOCK CORPORATION AND SUBSIDIARY
  BEST UNIVERSAL LOCK COMPANY (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
      FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.  Principles of Consolidation

          The consolidated financial statements for each parent company in the Best Lock Companies (the Company) include their respective subsidiaries as indicated below:

                                                                     Percent
     Parent Company                Subsidiaries                       Owned
     --------------                ------------                      -------

     Frank E. Best, Inc.      Best Universal Lock Co.                   78%
       (Best)

     Best Universal Lock      Best Lock Corporation                     73%
       Co. (Universal)

     Best Lock                Best Universal Locks Limited (Canada)    100%
       Corporation (Lock)

          All significant intercompany accounts, investments and transactions have been eliminated in the consolidations.

          Best and Universal, other than their investment in subsidiaries, have no significant assets or liabilities.

     b.  Cash Equivalents

          The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. Cash equivalents consist of government securities.

     c.  Other Policies

          Depreciation is provided on the straight-line method for book purposes and on an accelerated method for income tax purposes.

                             BEST LOCK COMPANIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

          The Company adopted the provisions of Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" (SFAS 109) effective January 1, 1993. SFAS 109 requires a change from the deferral method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferral method, deferred taxes were recognized using the tax rate applicable to the year of the calculation and were not adjusted for subse-quent changes in tax rates. The effect of adopting SFAS 109 has been reflected in the Consolidated Statement of Income for the year ended December 31, 1993 as a cumulative effect of a change in accounting principle of $650,000. The 1992 financial statements have not been restated to apply the provisions of SFAS 109.

          Inventories are valued using the last-in, first-out (LIFO) method for approximately 96% of consolidated inventories. The remaining inventories are valued at the lower of cost, first-in, first-out (FIFO) or market.

          Sales are recognized when product is shipped to customers.

          Research and development costs are expensed as incurred and totaled approximately $2,663,000, $2,246,000 and $2,032,000 in 1994, 1993, and 1992,
respectively.

          The accounts of Lock's Canadian subsidiary are translated in accordance with Financial Accounting Standards Board Statement No. 52, whereby the balance sheet accounts are translated at the exchange rate in effect at period end, income accounts are translated at the average rate of exchange during the period, and translation gains and losses are excluded from net earnings by being recorded as a component of shareholders' equity (Cumulative Translation Adjustment). The consolidated financial statements include translation losses of $89,392, $93,199, and $264,786 in 1994, 1993, and 1992,
respectively, all of which are reflected as a component of shareholders' equity.

2.  DIVIDENDS

     The Articles of Incorporation of Universal require that for any dividends on common stock: a) of the first approximately $138,000 in dividends, 50% are to be distributed to Series A holders and 50% to Series B holders and, b) the remainder is to be distributed on an equal per share basis to Series A and B holders (all on a noncumulative basis). These disproportionate distributions are reflected in calculating the minority interest of Best.

3.  PROPERTY, PLANT AND EQUIPMENT

     For financial reporting purposes, depreciation is provided using the following straight-line rates:

     Buildings                          3% to 5%
     Land Improvements                  10%
     Machinery and equipment            5%, 8-1/3% & 20%
     Tooling                            12-1/2% & 20%
     Furniture, fixtures and other      10% & 20%

     A 5-year depreciation life was adopted for tooling additions in 1992 to reflect the useful life of new tooling additions. Depreciation for tooling additions in 1991 and prior years reflects estimated useful lives of 8 years.

     Expenditures for property, plant and equipment are carried as construction work-in-progress until they are placed into service. The type and nature of the costs capitalized include only invoices from unrelated third parties for equipment and installation.

     Maintenance and repairs are charged to income as incurred. Replacements and betterments are capitalized in the property accounts.

     Retirements are removed from property accounts at cost and the related depreciation is removed from the accumulated depreciation accounts. Gains or losses on dispositions of property and equipment are reflected in other income (expense) in the consolidated statements of income.

4.  INVENTORIES

     FIFO cost of inventories is higher than LIFO cost as follows:

                                        December 31
                                        -----------

                              1994                1993                1992
                              ----                ----                ----
                         $ 7,615,836         $ 7,562,436         $ 6,644,802
                         -----------         -----------         -----------
                         -----------         -----------         -----------
     Inventories reflected at LIFO cost were as follows:

                                        December 31
                                        -----------

                              1994                1993                1992
                              ----                ----                ----

     Finished goods      $ 6,526,239         $ 6,691,204         $ 6,423,249
     Work-in-process       7,816,878           7,546,117           9,496,893
     Raw material            235,941             252,207             462,874
                         -----------         -----------         -----------

     Total Inventory     $14,579,058         $14,489,528         $16,383,016
                         -----------         -----------         -----------
                         -----------         -----------         -----------

     The cost of materials, direct labor and manufacturing overhead associated with the production of inventories is included in the valuation of inventory.

     During 1993, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 1993 purchases. The effect of these liquidations increased net income by approximately $40,193 or $.31 per share of common stock.

5.  INCOME TAXES

     The provision for income taxes consisted of the following:

                                        Year Ended December 31
                                        ----------------------
                         1994                1993                1992
                         ----                ----                ----
  U. S. Federal -
     Current        $  1,688,594        $    726,795        $  1,431,569
     Deferred         (1,847,248)             39,772            (145,848)
  Foreign -
     Current              12,880             (49,569)           (102,759)
     Deferred             17,694              36,105            (219,018)
  State -
     Current             462,885             122,590             511,422
     Deferred           (139,546)              5,965             (32,003)
                    ------------        -------------       -------------
                    $    195,259        $    881,658        $  1,443,363
                    ------------        -------------       -------------
                    ------------        -------------       -------------

Earnings before income taxes were as follows:

                                   Year Ended December 31
                    ----------------------------------------------------
                         1994                1993                1992
                         ----                ----                ----
     Domestic       $  2,335,442        $  2,063,230        $  4,667,833
     Foreign              67,972             (32,054)           (766,142)

                    ------------        -------------       -------------
                    $  2,403,414        $  2,031,176        $  3,901,691
                    ------------        -------------       -------------
                    ------------        -------------       -------------

     The effective rate of income taxes provided varied from the statutory rate for the following reasons:

                                              Year Ended December 31
                                             -------------------------
                                             1994      1993      1992
                                             -----     -----     -----
     Statutory Federal tax rate              34.0%     34.0%     34.0%
     The statutory rate of tax provided
       was increased (decreased) by:
          State income taxes, net of
            Federal income tax benefit        8.8       4.0       8.1
          Foreign tax credit                (27.3)      -         -
          Foreign                             0.3       9.2      (2.0)
          Other credits                     (10.8)     (5.0)     (1.7)
          Nondeductible expenses              5.0       2.1        .6
          Other                              (1.9)      (.9)     (2.0)
                                             -----     -----     -----
     Effective rate of tax provided           8.1%     43.4%     37.0%
                                             -----     -----     -----
                                             -----     -----     -----

     In connection with the finalization of the Company's 1993 U. S. Federal income tax return in September, 1994, it was determined that the Company would have $656,000 of unutilized foreign tax credits available to offset certain future U. S. tax obligations. These credits expire in 1998. The Company believes these foreign tax credits will be utilized during the carryover period and thus has recorded the benefit of the item as a reduction to the provision for income taxes for the year ended December 31, 1994.

     The tax effect of temporary differences giving rise to the Company's consolidated current and noncurrent deferred income taxes are as follows:

                                                    Asset (Liability)
                                                    -----------------
                                                    as of December 31,
                                                    ------------------
                                                  1994                1993
                                                  ----                ----
Current deferred income taxes :

  Vacation accrual                          $    759,511        $    731,706

  Inventory capitalized for tax purposes,
     expensed for book purposes                  256,711             208,718

  Current portion of pension and qualified
     retirement benefit obligations              598,462             546,551

  Severance accrual                            1,071,003                -

  Medical claims accrual                         248,274                -

  Inventory reserve                              283,475                -

  Current portion of foreign tax credit          142,609                -

  Other                                          206,877             236,695
                                             ------------        ------------

                                            $  3,566,922        $  1,723,670
                                             ------------        ------------
                                             ------------        ------------

  Noncurrent deferred income taxes:

  Excess tax over book depreciation         $ (4,154,697)       $ (3,931,832)

  Noncurrent portion of foreign tax credit       513,391                -

  Noncurrent portion of pension and quali-
     fied retirement benefit obligations       1,371,937           1,550,248

  Other                                             -                (13,642)
                                             ------------        ------------

                                            $ (2,269,369)       $ (2,395,226)
                                             ------------        ------------
                                             ------------        ------------

6.  LICENSE AGREEMENT

     Under the terms of a 1928 license agreement between Lock and its parent companies (Universal and Best), Lock agreed to issue a companion share of stock to Universal for each share of voting stock sold or otherwise disposed of during the full period of the corporate existence.

7.  FINANCING AND RELATED PARTY ARRANGEMENTS

     The Company has an agreement with a financial institution for letters of credit available primarily for issuance to a foreign vendor. At December 31, 1994, the Company had outstanding letters of credit in the amount of $1,110,486.

     At December 31, 1994, the Company, under an agreement with a bank, had available an unsecured line of credit from which it could borrow up to $7,000,000. The unsecured line of credit bore interest at a variable rate (8.5% at December 31, 1994). There were no borrowings against this line of credit during 1994. The largest amount borrowed during 1993 was $2,000,000. Effective February 15, 1995 this agreement was terminated by the Company.

     The Company entered into a new unsecured line of credit agreement on February 15, 1995. The new credit agreement expires on February 15, 2002 and bears interest at a variable rate, based upon the prime rate, LIBOR or the Federal Funds rate, at the Company's election. The variable rate also fluctuates based upon the amounts borrowed under the credit agreement. The Company is subject to the maintenance of certain financial ratio covenants under terms of the credit agreement. The amounts available under this credit agreement are $25,000,000 through February 14, 1998 less $3,750,000 for each one year period thereafter until expiration. Borrowings under the credit agreement are convertible, at the Company's option, into term notes ranging from five to seven years, up through February 14, 1998. The Company borrowed $12,000,000 under this agreement on February 15, 1995 in connection with the matter discussed in Note 14.

     On May 5, 1994, Best Lock Corporation's Board of Directors approved a loan of $3.4 million to Russell C. Best, Chief Executive Officer, under the terms of an Employment Agreement entered into by Best Lock Corporation and Russell C. Best. On May 18, 1994, $3.4 million was borrowed, with interest at 7.2% by Russell C. Best. The terms of the loan include repayment over a thirty (30) year period in equal annual installments of principal and interest totaling $279,519.

     The Company leases various office and warehouse facilities under noncancelable lease arrangements. Lease terms are from one to six years and most provide options to renew. Future minimum lease payments under noncancelable operating leases as of December 31, 1994 are as follows:

                                               Amount
                                               ------
               1995                          $   589,043
               1996                          $   457,732
               1997                          $   400,671
               1998                          $   256,716
               1999                          $    71,268

     Rent expense charged to operations totaled $852,565, $935,645, and $513,277 in 1994, 1993, and 1992, respectively.

     Walter E. Best, President of the Company at December 31, 1994, is the President and owns in excess of 10% of the stock of Best Aircraft Corporation. The Company leased aircraft and automobiles from Best Aircraft Corporation, paying $183,470, $180,656, and $133,651 for such services in 1994, 1993, and
1992, respectively. Larry W. Rottmeyer, who became an employee of the Company during 1994, is the President and owns in excess of 10% of Marcon, Inc. The Company purchased market research services from Marcon, Inc., during 1994, paying $291,716 for such services.

8.  STOCK BONUS PLAN

     The Best Lock Corporation Stock Bonus Plan (Stock Bonus Plan) is available to Lock employees meeting certain eligibility requirements. The Stock Bonus Plan is noncontributory and is qualified pursuant to the applicable provisions of the Internal Revenue Code. Lock's cash contributions to the Stock Bonus Plan were zero in 1994 and $250,000 in 1993 and 1992, which amounts have been charged to expense in the accompanying financial statements. Contributions are determined by Lock's Board of Directors.

     The Stock Bonus Plan was amended in 1994. Under the plan, participants, upon reaching certain eligibility requirements, may receive cash or shares of Lock, Universal and/or Best. In the event the participants elect or are required to receive shares, the participants have the right to require Lock to repurchase such shares in cash at its fair market value. As a result, in 1994, the fair market value of the shares, determined based on an independent appraisal, held by the Stock Bonus Plan, has been reflected in the accompanying balance sheet as "Common stock and common stock of Universal and Best, redeemable under Stock Bonus Plan."

     The fair market value of the shares held by the Stock Bonus Plan at December 31, 1994, was $8,939,316; however, the Company has calculated the present value of the potential future cash payments under the Stock Bonus Plan payable in years 1995 through 2020 to be approximately $1,800,000. The significant assumptions used to calculate the present value of the potential future cash payments referred to above are as follows:

     1) The fair market value of Lock (12,602.19 common shares), Universal (11 preferred shares and 27,262 common shares) and Best (77,935 common shares) shares will not appreciate or depreciate in future periods.

     2)   Annual cash dividends per share will continue to be paid as follows:
          Lock $5.40, Universal $1.66 and Best $0.52. The calculation assumes the cash dividend received by the Stock Bonus Plan will be available to repurchase shares if the participant exercises the right to require Lock to repurchase such shares. Thus, the present value of the potential future cash payments has been reduced by the cash dividends assumed to be available.

     3) All payments with the exception of certain known future terminations are presumed to occur one year after the participant's retirement. Retirement is assumed to be in the year the participant reaches age 65.

     4) The discount rate used to calculate the present value of Lock's potential future cash payments was 9.5%.

9.  SEGMENT REPORTING

     The Best Lock Companies are engaged in the manufacture and sale of access control products and services only, and as such do not report on a segment basis. Foreign sales amounted to approximately 7% of total sales during 1994 and 1993, and 8% of total sales during 1992.

10.  RETIREMENT PLANS

     Effective September 1, 1989, the Company adopted a noncontributory defined benefit Employees' Pension Plan (the Plan) to provide retirement benefits to substantially all current and retired U. S. employees as of September 1, 1989. The Company has received a favorable determination letter for the Plan from the Internal Revenue Service. The Plan provides benefits for past service only. The monthly benefit is based on the employee's years of service and compensation as of September 1, 1989. The benefits for retired employees were based upon amounts specified in the Plan. Under the Plan provisions, all participants were 100% vested at September 1, 1989. Normal retirement age is 65 with provisions for earlier retirement with reduced benefits. After several years of accelerated funding, the Company is currently making quarterly contributions to the Plan in amounts necessary to meet minimum governmental funding requirements. Company contributions are made to a trust fund whose assets consist of investments in high-quality short-term money market instruments.

     The Plan's funded status is as follows:

                                                     December 31
                                                     -----------

                                               1994                 1993
                                               ----                 ----
  Actuarial present value of the accumu-
   lated benefit obligation                  $7,246,736          $ 7,405,201
  Plan assets at fair value                   4,938,080            4,457,420
                                             ----------          -----------
  Retirement benefit obligation
   included in the consolidated
   balance sheets                            $ 2,308,656         $ 2,947,781
                                             -----------         -----------
                                             -----------         -----------

     The Company's method of accounting for pension costs was to expense the cost of this Plan (excluding interest) over approximately four years beginning in 1989. The discount rate used to calculate the actuarial present value of the accumulated benefit obligation was 8% in 1994, 7.5% in 1993 and 8% in 1992. The long-term rate of return on plan assets was 8% in 1994, 7.5% in 1993 and 8% in 1992. The changes in the discount rate for 1994 and 1993 resulted in a reduction in pension expense in 1994 of $434,000, and an increase in pension expense in 1993 of $431,000. Net periodic pension cost including interest totaled $31,842 in 1994, $865,485 in 1993 and $1,172,296 in 1992.

     In addition to the Plan adopted on September 1, 1989, the Company executed supplemental retirement benefit agreements with certain retirees and officers. For financial reporting purposes, the actuarial present value (discounted at 8% in 1994, 7.5% in 1993 and 8% in 1992) of the benefits to be provided under the terms of these agreements were recognized in 1989 and subsequent years, except for the agreement with the Company's President, which, prior to 1994, was amortized over his estimated remaining service life. Effective in 1994, the actuarial present value of the benefit to be provided to the Company's President under the terms of the agreement was fully recognized. This change in assumptions resulted in an increase in expense of approximately $800,000. The Company recognized costs related to these agreements of $1,030,833, $365,533 and $482,615 in 1994, 1993 and 1992, respectively. The retirement benefit obligation for supplemental benefits included in the consolidated balance sheets totaled $3,104,885 and $2,447,464 at December 31, 1994 and 1993, respectively. The benefits under these agreements will be paid monthly by the Company over the lifetime of the recipients and, upon their death, 50% of the scheduled amount for the lifetime of the surviving spouse. These agreements may be amended by the Company.

     During 1992, the Company adopted a retirement benefit program in its Canadian subsidiary, Best Universal Locks, Limited, to become effective January 1, 1993. This Registered Retirement Savings Plan (the RRSP), which conforms to Canadian pension law, will be funded for all current employees based on years of service and compensation as of December 31, 1992. Under the RRSP provisions, the accounts of all participants are 100% vested, and are registered in their own names. This individual savings plan allows employee and Company contributions up to annual limits specified by Canadian law. The Company expensed the past service obligation (excluding interest) in 1992. The Company is funding the past service obligation over approximately four years, beginning in 1993. The expenses related to this benefit were $15,817, $22,721 and $414,733 in 1994, 1993, and 1992, respectively. The retirement benefit obligation for the RRSP included in the consolidated balance sheets totaled $35,563 and $51,268 at December 31, 1994 and 1993, respectively.

     In addition, the Company executed supplemental retirement benefit agreements with present Canadian retirees beginning January 1, 1993. For financial reporting purposes, the actuarial present value (discounted at 7.5% in 1994 and 1993 and 9% in 1992) of the benefits to be provided under the terms of these agreements was charged to expense in the amounts of $34,359, $62,379 and $398,116 in 1994, 1993, and 1992, respectively. The retirement benefit obligation for the Canadian agreements included in the consolidated balance sheets totaled $377,834 and $410,643 at December 31, 1994 and 1993, respectively. The benefits under these agreements will be paid monthly by the Company over the lifetime of the recipients and, upon their death, 50% of the scheduled amount for the lifetime of the surviving spouse.

     Prior to January 1, 1993, the Company provided discretionary retirement payments to Canadian retirees, expensing these costs when paid. The amounts so expensed were $48,966 in 1992.

     A summary of the retirement benefit obligations included in the consolidated balance sheets is presented below:

                                                 1994                1993
                                                 ----                ----
     Defined Benefit Employees
       Pension Plan                          $ 2,308,656         $ 2,947,781
     Supplemental Retirement Benefit
       Agreements                              3,104,885           2,447,464
     Registered Retirement Savings
       Plan (Canada)                              35,563              51,268
     Supplemental Retirement Benefit
       Agreements (Canada)                       377,834             410,643
                                             -----------         -----------
                                             $ 5,826,938         $ 5,857,156
                                             -----------         -----------
                                             -----------         -----------

     Current Portion                         $ 1,381,967        $  1,112,091

     Non-current Portion                       4,444,971           4,745,065
                                             -----------        ------------
                                             $ 5,826,938        $  5,857,156
                                             -----------        ------------
                                             -----------        ------------

     The Company implemented a 401(k) profit sharing plan (the 401(k) Plan) during 1994 covering all employees who had completed one year of continuous service and had reached the age of 21 years as of October 1, 1994. Employer contributions to the 401(k) Plan are determined by the Company's Board of Directors. Participants begin vesting in the employer contributions after 1 year of service at which time they are 20% vested. Employees become 100% vested after 5 years of service. Company contributions to the 401(k) Plan amounted to $221,000 in 1994.

11.  CONTINGENCIES

     From time to time the Company may be a party to litigation incidental to its business. Management is of the opinion that the ultimate resolution of any such claims will not have a material adverse impact on the Company's financial position or results of operations.

12.  UNDISTRIBUTED EARNINGS

     In general, it is Lock's intention to reinvest the earnings of its foreign subsidiary in its operations and to repatriate these earnings only when it is advantageous to do so. Also, it is Universal's and Best's intention to minimize, if not eliminate, any income taxes associated with amounts distributed by its domestic subsidiaries. As a result, it is expected that the amount of income taxes resulting from a repatriation will not be significant.
Accordingly, deferred tax is not being recorded related to undistributed earnings. The cumulative amounts of undistributed earnings on which income taxes have not been recognized are as follows:

                                             December 31
                                             -----------

                                      1994                1993
                                      ----                ----
     Best                          $27,200,000         $26,400,000

     Universal                     $35,000,000         $34,000,000

     Lock                          $ 1,600,000         $ 1,600,000

13.  RECLASSIFICATIONS

     Certain reclassifications have been made in the consolidated balance sheets and statements of income for the years ended December 31, 1993 and 1992 to conform to the current year presentation.

14.  EVENTS SUBSEQUENT TO FINANCIAL STATEMENT DATE

     On February 15, 1995, the Company settled all claims arising from a derivative action threatened against it by a director, as well as all claims against Lock's Chief Executive Officer and another officer. The material components of the settlement include: (i) the resignation of Walter E. Best from the Board of Directors and as President of each of Lock, Universal, Best, and Walter E. Best Company, Inc.; (ii) the resignation of Richard E. Best and Marshall W. Best as officers and employees of Lock and the resignation of Robert
W. Best as an employee; (iii) the payment of the total sum of $2,134,349 as severance, vacation and bonus payments to Walter E. Best, Robert W. Best, Richard E. Best, Marshall W. Best and Edwina McLemore, an employee of Lock; (iv) the payment of the total sum of $1,240,000 in exchange for covenants not to compete from Walter E. Best, Robert W. Best, Richard E. Best and Marshall W. Best; and (v) the payment of the total sum of $8,178,296 for the acquisition of shares of Lock and interests in a partnership as described below. At December 31, 1994, the Company had accrued all costs associated with the severance, vacation and bonus payments referred to above. In addition, the Company accrued $701,060 of professional fees incurred related to the settlement of the claims referred to above, which has been reflected in other income (expense) in the consolidated statements of income.

     On February 15, 1995, Lock purchased for cash an 87% non-voting interest in a partnership for $5,582,626. The sole purpose of the partnership, which was newly formed, was to acquire shares of Best and Universal from Walter E. Best and certain other family members and related trusts. The purchase price of the shares was based on the appraised value of such shares as of December 31, 1993 as determined by an independent appraiser. An opinion that the transactions were fair to the Company was rendered by Merrill Lynch, Pierce, Fenner & Smith Incorporated to the Company's Board of Directors.

     The partnership owns directly or indirectly 204,053 shares of Best common stock, 8,787 shares of Universal Series A common stock and 11.25 shares of Universal preferred stock.

     In addition, on February 15, 1995, Lock acquired 6,742 shares of its own common stock at an appraised value of $385.00 per share or $2,595,670.

     Lock's acquisition of its interest in the partnership and its redemption of its own common shares were funded through the utilization of a portion of the unsecured line of credit of $25,000,000 as discussed in Note 7.

     The Company will account for the purchase of the Lock shares and the 87% partnership interest as treasury stock, which will result in a reduction to shareholders' equity of Lock of $8,178,296, Universal of $5,582,626 and Best of $5,077,403. As a result of these transactions, the minority interest of Universal would decrease from 27% to 23% and the minority interest of Best would decrease from 22% to 21%.

                               This page not used

                                                                     SCHEDULE II
                                                                     PAGE 1 OF 3
                               BEST LOCK COMPANIES
                      BEST LOCK CORPORATION AND SUBSIDIARY
    BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
      FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES

         VALUATION AND QUALIFYING ACCOUNTS - CORPORATE AND CONSOLIDATED
                      FOR THE YEAR ENDED DECEMBER 31, 1994

- - - -------------------------------------------------------------------------------



                                                                Collection     Deductions
                                                   Additions    of Accounts   For Accounts
                                     Balance      Charged to    Previously     Receivable       Balance
        Description                 January 1       Income      Written off    Written off    December 31
- - - -------------------------------- ------------   ------------   ------------   ------------   ------------


CORPORATE
  Best Universal Lock            $       -      $       -      $       -      $       -      $       -
                                  -----------    -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------    -----------



  Frank E. Best, Inc.            $       -      $       -      $       -      $       -      $       -
                                  -----------    -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------    -----------



CONSOLIDATED (Best Lock
  Corporation and Subsidiaries)

  Allowance for uncollectible
    accounts receivable          $    350,136   $     38,413   $      4,134   $  (147,854)   $   244,829
                                  -----------    -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------    -----------




Note: Best Universal Lock Co. and the Frank E. Best, Inc. are nonoperating holding companies and do not have any significant assets or liabilities, other than their investment in subsidiaries.

                                                                     SCHEDULE II
                                                                     PAGE 2 OF 3
                               BEST LOCK COMPANIES
                      BEST LOCK CORPORATION AND SUBSIDIARY
    BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
      FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES

         VALUATION AND QUALIFYING ACCOUNTS - CORPORATE AND CONSOLIDATED
                      FOR THE YEAR ENDED DECEMBER 31, 1993

- - - -------------------------------------------------------------------------------


                                                                Collection     Deductions
                                                   Additions    of Accounts   For Accounts
                                     Balance      Charged to    Previously     Receivable      Balance
        Description                 January 1       Income      Written off    Written off    December 31
- - - ------------------------------    -----------    -----------    -----------    -----------    -----------


CORPORATE
  Best Universal Lock            $      -       $    -         $       -      $    -         $      -
                                  -----------    -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------    -----------


  Frank E. Best, Inc.            $      -       $    -         $       -     $     -         $      -
                                  -----------    -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------    -----------


CONSOLIDATED  (Best Lock
  Corporation and and Subsidiaries)

  Allowance for uncollectible
    accounts receivable          $    249,969   $    503,023   $        275   $  (403,131)   $    350,136
                                  -----------    -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------    -----------


Note: Best Universal Lock Co. and the Frank E. Best, Inc. are nonoperating holding companies and do not have any significant assets or liabilities, other than their investment in subsidiaries.

                                                                     SCHEDULE II
                                                                     PAGE 3 OF 3
                               BEST LOCK COMPANIES
                      BEST LOCK CORPORATION AND SUBSIDIARY
    BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
      FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES

         VALUATION AND QUALIFYING ACCOUNTS - CORPORATE AND CONSOLIDATED
                      FOR THE YEAR ENDED DECEMBER 31, 1992

- - - -------------------------------------------------------------------------------



                                                                 Collection    Deductions
                                                   Additions    of Accounts   For Accounts
                                     Balance      Charged to     Previously    Receivable      Balance
        Description                 January 1       Income      Written off    Written off    December 31
- - - ------------------------------    -----------    -----------    -----------    -----------    -----------


CORPORATE
  Best Universal Lock            $     -        $     -        $     -        $     -        $     -
                                  -----------    -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------    -----------


  Frank E. Best, Inc.            $     -        $     -        $     -        $     -        $     -
                                  -----------    -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------    -----------


CONSOLIDATED  (Best Lock
  Corporation and Subsidiaries)

  Allowance for uncollectible
    accounts                      $   197,143    $   222,802    $         0   $  (169,976)    $   249,969
                                  -----------    -----------    -----------    -----------    -----------
                                  -----------    -----------    -----------    -----------    -----------



Note: Best Universal Lock Co. and the Frank E. Best, Inc. are nonoperating holding companies and do not have any significant assets or liabilities, other than their investment in subsidiaries.

                                                                    SCHEDULE III

    BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
       INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED FROM
                          AFFILIATES AND OTHER PERSONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
- - - --------------------------------------------------------------------------------

Name of Issuer and Title of Issue                                                 1994           1993           1992
- - - ---------------------------------                                            -------------  -------------  -------------
Best Universal Lock Co.
 SUBSIDIARY CONSOLIDATED:
  Best Lock Corporation
   Common stock, no par value, 61,560.34 shares
   issued for a nontransferable license to use
   certain patents and processes;  33,996.00
   issued in consideration for the net assets of
   Best Universal Lock Co.  (Notes 1 and 6)

   Year acquired:  1928 Through 1948
   Consideration:  Asset and Intangibles

Number of shares                                                                 95,556.34      95,556.34      95,556.34
                                                                             -------------  -------------  -------------
                                                                             -------------  -------------  -------------
Balance, January 1                                                          $   35,356,287 $   34,591,699 $   33,462,807
                                                                             -------------  -------------  -------------

 Equity in net income of subsidiary consolidated, before market value
  adjustment related to shares held by Stock Bonus Plan                          1,607,822      1,310,229      1,789,909

  Equity in excess of market value over book value of
   subsidiary's shares held by Stock Bonus Plan - Note 8                           (53,559)        -              -
                                                                             -------------  -------------  -------------

  Equity in net income of subsidiary, consolidated                               1,554,263      1,310,229      1,789,909

  Distribution of earnings by subsidiary                                          (516,004)      (477,782)      (468,226)

  Change in cumulative translation adjustment                                      (65,145)       (67,859)      (192,791)

                                                                             -------------  -------------  -------------
Balance, December 31                                                        $   36,329,401 $   35,356,287 $   34,591,699
                                                                             -------------  -------------  -------------
                                                                             -------------  -------------  -------------

                                       43

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors and officers have not been selected as such under any arrangement or understanding between them and any other person(s).

            (a)  IDENTIFICATION OF DIRECTORS.

                                                      Tenure as       Expiration
       NAME              AGE         POSITIONS          DIRECTOR         OF TERM

  Russell C. Best        33      Chief Executive       Since 1991       6-17-95
                                     Officer
                                  and Director

  Walter E. Best*        77       President and        Since 1949       2-15-95
                                    Director

  R. Gene McCullum**     61         Director           Since 1986      12-30-94


            (b)  IDENTIFICATION OF EXECUTIVE OFFICERS.

                                                All Positions     Period Served
                                Expiration     and Offices with      in such
       NAME             AGE      OF OFFICE        REGISTRANT         POSITION

  Russell C. Best        33       6-17-95      Chief Executive      Since 1994
                                                   Officer

  Walter E. Best*        77       2-15-95         President         Since 1966

  Roger E. Beaverson***  58       3-24-95        Secretary/         Since 1968
                                                   Treasurer

  Gregg A. Dykstra       38       6-17-95        Secretary/         Since 1995
                                                   Treasurer

  Edward C. Memmen, Jr.  45       6-17-95      Vice President       Since 1995


* Walter E. Best resigned his positions with registrant effective February 15, 1995. Mariea L. Best was elected as a Director on February 15, 1995.

** Gene McCullum resigned as a Director of registrant on December 30, 1994. A termination from employment with registrant occurred effective March 1, 1995.

***Roger E. Beaverson was replaced as Secretary/Treasurer of registrant on March
   24, 1995 by Gregg A. Dykstra, who is also Lock's General Counsel. Mr. Beaverson remains an employee of registrant until the expiration, on April 10, 1995, of a severance offer made to him by registrant.

               (c)   IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES.

                     None.

               (d)   FAMILY RELATIONSHIPS.  Russell C. Best is the son of Walter
E. Best.  Mariea L. Best is the spouse of Russell C. Best.

               (e) BUSINESS EXPERIENCE OF DIRECTORS AND EXECUTIVE OFFICERS DURING THE PAST FIVE YEARS.

                     (1) Walter E. Best, President and Director, has served registrant in those capacities during the last five years.

                           Russell C. Best, Vice-President and Director, has
served registrant in those capacities during the last three years. He has served as Vice-President or Assistant to the Vice-President of Lock for the two years prior to 1990. Since February 15, 1995, he has served as Chief Executive Officer and President of the registrant and Frank E. Best, Inc. Since May 5, 1994, he has served as Chief Executive Officer of Lock.

                           R. Gene McCullum, Director, has served registrant in
that capacity during the last five years.

                           Roger E. Beaverson, former Secretary/Treasurer,
served registrant in those capacities during the last five years.

                           Gregg A. Dykstra, General Counsel, has served
registrant in this capacity since November, 1989.

                           Edward C. Memmen, Jr., Vice President, has served
registrant in those capacities since March 24, 1995. He has served as Vice-President (Finance) and Controller of Lock since January, 1994 and as General Manager of Best Lock Manufacturing Division of Lock since September, 1994. Prior to that he served Lock as Controller and Senior Manager of Accounting of Lock since his employment in June, 1992.

                           Mariea L. Best, Director, has served registrant in
that capacity since February 15, 1995.

                     (2)   Directorships.  Walter E. Best, Russell C. Best and
R. Gene McCullum, who were all Directors of registrant through December 30, 1994, were also Directors of Lock and Frank E. Best, Inc. through December 30, 1994. R. Gene McCullum resigned as a Director of registrant, Lock and Frank E. Best, Inc. on December 30, 1994. Walter E. Best resigned as a Director of all three companies on February 15, 1995. Mariea L. Best was elected on February 15, 1995 as a Director of Lock and Frank E. Best, Inc.

               (f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS. To the knowledge of the registrant, none of the directors within the previous five years has filed a petition under the Bankruptcy Act or any state insolvency law nor was a receiver, fiscal agent or similar officer appointed for such persons or any partnership in which they may have been general partners or any corporation of which they were executive officers. Furthermore, to the knowledge of the registrant no director or executive officer has been convicted in a criminal proceeding (except traffic violation or other minor offense) or is subject to a criminal proceeding presently pending, nor to the knowledge of management is any director subject to any order, judgment or decree by any Court of competent jurisdiction, permanently or temporarily enjoining such director from acting as an investment adviser, underwriter, broker or dealer in securities or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company or from engaging in or conducting any conduct or practice in connection with such activity or in connection with the purchase or sale of any security.

ITEM 11.  EXECUTIVE COMPENSATION.

               (a) COMPENSATION. The information in the following table discloses all remuneration paid to the Chief Executive Officer and the other four most highly compensated executive officers or directors of registrant, for services in all capacities to the registrant and its subsidiaries during the fiscal years ended December 31, 1994, 1993 and 1992, all of such remuneration having been paid by Lock.

SUMMARY COMPENSATION TABLE


             Name and                     Annual
             Principal                 Compensation
             Position             Year   (Salary)
             --------             ----    ------
     Walter E. Best               1994   $ 448,630
        Chairman and President    1993     442,447
        Director*                 1992     445,863

     Russell C. Best              1994     409,864
        Chief Executive Officer   1993     254,271
        Director                  1992     241,011

     R. Gene McCullum             1994     190,887
        Vice-President, Admin-    1993     198,928
        istration, Director**     1992     212,094

     Roger E. Beaverson***        1994     182,436
        Secretary/Treasurer       1993     190,060
                                  1992     204,519

     Gregg A. Dykstra             1994     167,090
        Secretary/Treasurer       1993     134,815
                                  1992     125,135

*   Resigned February 15, 1995.
**  Resigned as Director December 30, 1994.  Employment terminated March 1,
    1995.
*** Roger E. Beaverson was replaced as Secretary/Treasurer of Registrant on
    March 24, 1995 by Gregg A. Dykstra.


               (b)   COMPENSATION PURSUANT TO PLANS.

                     (1) The Best Lock Corporation Stock Bonus Plan is a qualified noncontributory defined contribution plan available to all employees above the age of 21 with one year of full-time service. Voluntary contributions by Lock to the plan are made upon the authority of the Board of Directors, and are allocated on the basis of annual compensation and years of service. The funds of the Plan are to be invested primarily in securities of the registrant or its affiliates. Amounts are distributed from the Plan upon the resignation, retirement, termination, or death of the employee in accordance with Plan provisions. Employer contributions for the account of the individuals named in the Compensation Table are less than $50,000 in each year presented.

                     (2) Messrs. Roger E. Beaverson, Russell C. Best and R. Gene McCullum, along with other employees, participate in a qualified noncontributory defined benefit pension plan approved by Lock's Board of Directors in 1989. The monthly benefit payable thereunder is based on the employee's compensation and years of past service as of September 1, 1989. Normal retirement age is 65, with provisions for earlier retirement with reduced benefits. Such payments are to be made for their lifetime, following which 50% of the monthly amount will be provided for the lifetime of a surviving spouse.

                     (3) Effective in 1989, Lock executed a Supplemental Retirement Benefit Agreement with Walter E. Best. The payments to be made under this agreement are based on his compensation and years of past service as of September 1, 1989, and are payable on a monthly basis following his retirement. Such payments are to be made for his lifetime, following which 50% of the monthly amount will be provided for the lifetime of his surviving spouse.


                                  Plan Compensation Table
                                  -----------------------

                                                       Monthly Benefit
                                                       ---------------
            Walter E. Best                                 $  11,025*

            Russell C. Best                                      490**

            R. Gene McCullum                                   3,120**

            Roger E. Beaverson                                 2,990**

            Gregg A. Dykstra                                       0**

             *Pursuant to Agreement described in (b)(3)
            **Pursuant to Plan described in (b)(2)

               (c) OTHER COMPENSATION. There was no other compensation paid to the named individuals exceeding 10% of the compensation reported for such individual.

               (d) COMPENSATION OF DIRECTORS. There are no standard or other arrangements by which directors of the Registrant were compensated during the past fiscal year for all services as a director, other than the current compensation disclosed in Item 11.

               (e) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENT. On May 5, 1994, Lock and Russell C. Best entered into an Employment Agreement (the "Agreement") pursuant to which Russell C. Best assumed the duties of Chief Executive Officer of Lock. The initial term of the Agreement expires December 31, 1998; however, the term is automatically extended by one additional year on December 31 of each year unless earlier terminated such as by notice by either party to the other at least thirty (30) days prior to December 31 of such year.

                     The Agreement provides for a base salary of $425,000 pear year, subject to increases for inflation and other factors, plus the participation of Russell C. Best in all general and executive compensation and benefit plans of Lock, including any incentive or bonus plans. The Agreement further provides for a loan of up to $3,400,000 to Russell C. Best, to be repaid to Lock over a thirty year period with interest at 7.2% per annum. Such loan must be secured by acceptable collateral, but in any event by all assets acquired with the proceeds of the loan. The loan is secured by a pledge of certain of the shares of Frank E. Best, Inc. acquired with its proceeds and certain shares of registrant owned by Russell C. Best. Such shares will be released from this pledge pro rata as the principal of the loan is repaid to Lock.

                     The Agreement also provides severance benefits in the event of termination of employment under certain circumstances. In the event of termination of employment by Lock without "cause" or by Russell C. Best with "cause" (as such terms are defined in the Agreement), he will receive in each year throughout the unexpired portion of the term of the Agreement including any extensions occurring prior to the date of termination, his then current base salary, plus the average of the aggregate amounts of any bonuses, incentive payments, and/or contingent compensation received by him in each of the three immediately preceding calendar years. If Lock terminates Russell C. Best's employment with "cause," or if he terminates employment without "cause," Russell
C. Best would forfeit all compensation and benefits following such termination.

                     Consistent with the terms of the Agreement, on May 18, 1994, Lock loaned $3,400,000 to Russell C. Best pursuant to the terms of a Loan Agreement dated May 5, 1994, to which Lock and Russell C. Best are parties. The terms of the loan were as provided in the Agreement.

                     On May 16, 1994, the Company entered into an Agreement Respecting Sale of Stock (the "Put Agreement") with Russell C. Best. The Put Agreement provided that Russell C. Best had the right, exercisable at any time on or before December 31, 1994, to require the Corporation to purchase from him any shares of Frank E. Best, Inc. owned by him at the time of exercise at a price of $29.36 per share. The Put Agreement expired unexercised on December 31, 1994. There are no compensatory plans or arrangements with respect to any individual named in the compensation tables, resulting from the individual's resignation, retirement, or any changes following a change in control of the registrant.

                     There are no compensatory plans or arrangements with respect to any individual named in the compensation tables, resulting from the individual's resignation, retirement, or any changes following a change in control of the registrant, except for the arrangements described in Note 14 to the consolidated financial statements.

               (f) COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. There are no interlock or insider participation arrangements involving any executive or board member of registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following information is given as of March 15, 1995.


    (1)                (2)                (3)          (3)         (4)

 Title of           Name and            Type of      Amount      Percent
   Class             Address           Ownership      Owned     Of Class
- - - ------------------------------------------------------------------------
Series B,      Frank E. Best, Inc.     Of Record     300,000      100%
  common          c/o Best Lock
                   Corporation
                 P. O. Box 50444
              Indianapolis, Indiana
                      46250

Series A,      The NBD Bank, N.A.     As Trustee     27,262        32%
  common       One Indiana Square      for Stock
                  Indianapolis,       Bonus Plan
                  Indiana 46204


               (b) SECURITY OWNERSHIP OF MANAGEMENT. The following information is given as of March 15, 1995:


                                                    Amount           Percent
             Title Of Class                   Beneficially Owned     Of Class
             --------------                   ------------------     --------
Common stock, $1 par value, of Frank E.
  Best, Inc., (registrant's parent)

   (Owned by Russell C. Best, Director and
     President)                                   395,299.00 (1)        66%

   (Owned by Mariea L. Best, Director)             77,936.00 (2)        13%

   (Owned by Roger E. Beaverson,
     Secretary/Treasurer)                          80,661.00 (3)        13%

   (Owned by Directors and Officers of regis-
     trant, as a group, 3 in number)              398,026.00            66%

Series A, common stock, no par value, of registrant

   (Owned by Russell C. Best, Director and
     President)                                    38,176.00 (4)        44%

   (Owned by Mariea L. Best, Director)             27,263.00 (4)        32%

   (Owned by Roger E. Beaverson,
     Secretary/Treasurer)                          27,588.00 (4)        32%

   (Owned by Directors and Officers of the
     registrant, as a group, 3 in number)          38,503.00            45%





Series B, common stock, no par value, of registrant

   (Owned by Russell C. Best, Director and
     President)                                   300,000.00 (5)       100%

Common stock, no par value, of Lock,
 (registrant's subsidiary)

   (Owned by Russell C. Best, Director and
     President)                                   109,844.53 (6)        88%

   (Owned by Mariea L. Best, Director)             12,603.19 (6)        10%

   (Owned by Roger E. Beaverson,
     Secretary/Treasurer)                          13,244.19 (6)        11%

   (Owned by Directors and Officers of the
     registrant, as a group, 3 in number)         110,487.53            89%


(1) This figure represents Russell C. Best's direct and beneficial ownership by virtue of his power to vote or direct the voting of 113,311 shares held by him and 204,053 shares held by Best Lock Partnership, and his shared power to direct the disposition of 77,935 shares held by the Best Lock Corporation Stock Bonus Plan.

(2) This figure represents Mariea L. Best's direct and beneficial ownership by virtue of her power to vote or direct the voting of 1 share held by her, and her shared power to direct the disposition of 77,935 shares held by the Best Lock Corporation Stock Bonus Plan.

(3) This figure represents Roger E. Beaverson's direct and beneficial ownership by virtue of his power to vote or direct the voting of 2,726 shares held by him, and his shared power to direct the disposition of 77,935 shares held by the Best Lock Corporation Stock Bonus Plan.

(4) This figure represents the named individual's direct and beneficial ownership by virtue of his or her power to vote or to direct the voting of shares held in his own name (or in the case of Russell C. Best, 8,787 shares owned by Best Lock Partnership), and shared power to direct the disposition of 27,262 shares held by the Best Lock Corporation Stock Bonus Plan.

(5) This figure represents Russell C. Best's beneficial ownership by virtue of his power to vote or to direct the voting of 300,000 shares held by Frank
     E. Best, Inc., of which he has voting control.

(6) This figure represents the named individual's direct and beneficial ownership by virtue of his power to vote or to direct the voting of shares held in his own name (or in the case of Russell C. Best, 95,556.34 shares owned by registrant, of which he has voting control), and shared power to direct the disposition of 12,602.19 shares held by the Best Lock Corporation Stock Bonus Plan.


               (c) CHANGES IN CONTROL. There are no arrangements known to registrant, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS. On May 5, 1994, Best Lock Corporation's Board of Directors approved a loan of $3.4 million to Russell C. Best, Chief

Executive Officer, under the terms of an Employment Agreement entered into by Best Lock Corporation and Russell C. Best. On May 18, 1994, $3.4 million was borrowed by Russell C. Best under the terms of the loan, which include repayment over a thirty (30) year period in equal annual installments of $279,519, including interest at 7.2%

               (b) CERTAIN BUSINESS RELATIONSHIPS. Walter E. Best is the president and owns in excess of 10% of the stock of Best Aircraft Corporation. During the past fiscal year, Lock leased aircraft and automobiles from Best Aircraft Corporation, paying $180,656 for such services.

               (c) Indebtedness of management. There was no indebtedness to the registrant at any time since the beginning of the registrant's last fiscal year in an amount in excess of $60,000 by any (1) executive officer, director, nominee for director, or immediate family member of the preceding; (2) entity in which any executive officer or director is an executive officer or partner or is, directly or indirectly, the beneficial owner of 10% or more of any class of equity securities; or (3) trust or estate in which any executive officer or director has a substantial beneficial interest or as to which he serves as a trustee or in a similar capacity, other than the indebtedness described in (a) above.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

               (a) FINANCIAL STATEMENTS: All required financial statements and schedules are included in Item 8 of this Form 10-K. The Loan Agreement executed in connection with the loan from Lock to Russell C. Best described in
Item 11(e) is attached hereto as an exhibit.

               (b)   REPORTS ON FORM 8-K:  None filed in last quarter of 1994.

                      Exhibits are omitted because they are not required or because the required information is included in the notes to consolidated financial statements.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and representing a majority of the Board of Directors.

                                               Date:  March 31, 1995

                                               BEST UNIVERSAL LOCK CO.



By:  /S/ EDWARD C. MEMMEN, JR.                 By:  /S/ RUSSELL C. BEST
   ---------------------------                    ---------------------
   Edward C. Memmen, Jr.                          Russell C. Best
    Vice President and                             Chief Executive Officer
    Principal Accounting Officer                   and Director

                                INDEX TO EXHIBITS



                    Exhibit                              Page
                    -------                              ----
               Loan Agreement                             54

                                 LOAN AGREEMENT


     This Loan Agreement (the "Agreement"), entered into this 5th day of May, 1994, by and between Best Lock Corporation, a Delaware corporation, (the "Corporation") and Russell C. Best, a resident of Zionsville, Indiana, (the "Executive").

                              W I T N E S S E T H :

     WHEREAS, the Executive has been for several years, and is now, employed as an executive officer of the Corporation and has made, and is expected to make, a major contribution to the profitability, growth, and financial strength of the Corporation;

     WHEREAS, the Corporation considers the continued services of the Executive to be in the best interests of the Corporation and its shareholders and desires to assure the continued services of the Executive on behalf of the Corporation on an objective and impartial basis and without distraction or conflict of interest in the event of an attempt to obtain control of the Corporation;

     WHEREAS, the Executive is willing to remain in the employ of the Corporation upon the understanding that the Corporation will provide him with certain economic benefits;

     WHEREAS, the Corporation and the Executive have entered into an Employment Agreement dated May 5th, 1994 (the "Employment Agreement"), pursuant to which the Corporation and the Executive have agreed that the Executive will continue to be employed as an executive officer of the Corporation and will provide certain services in return for the Corporation providing certain economic benefits to Executive, including the loaning of funds to Executive;

     WHEREAS, the Executive desires to borrow funds from the Corporation and the Corporation is willing to loan funds to the Executive pursuant to the terms of the Employment Agreement; and

     WHEREAS, the Corporation and the Executive wish to record the terms of their agreement in writing in this Agreement.

     NOW, THEREFORE, in consideration of the mutual promises made hereunder and consistent with the terms of the Employment Agreement, the parties agree as follows:

     SECTION 1. LOAN OF FUNDS. The Corporation will loan the Executive at such time as the Executive requests within the next Ninety (90) days of the date of this Agreement an amount not to exceed Three Million Four Hundred Thousand Dollars ($3,400,000) at an interest rate of seven and two-tenths percent (7.2%) per annum and on such other terms pursuant to the provisions of a Promissory Note substantially in the form attached hereto as Exhibit 1. The Executive will repay the principal amount and all interest accrued on the principal amount in accordance with the terms of the Promissory Note and not later than April 30, 2024. The Executive may prepay without penalty any or all of the principal and accrued interest owing under the terms of this Agreement and the Promissory Note.

     SECTION 2. EXECUTION OF PROMISSORY NOTE BY THE EXECUTIVE. On the date of this Agreement, the Executive will execute a Promissory Note substantially in the form attached hereto as Exhibit 1.

     SECTION 3. EXECUTIVE'S USE OF FUNDS. The Executive may use the funds loaned to him by the Corporation for such purpose or purposes as the Executive desires.

     SECTION 4. COLLATERAL SECURITY. Within ten (10) days after the loan transaction contemplated hereunder is closed, the Executive shall deliver to the Corporation stock certificates representing any shares of capital stock of Frank
E. Best, Inc., a Washington corporation, ("FEB") which the Executive shall have purchased with the proceeds of the loan contemplated hereunder, to secure full payment by the Executive of amounts owing under the terms of this Agreement and the Promissory Note. So long as the Executive is not in default under the terms of this Agreement and the Promissory Note, all voting and dividend rights in any such FEB shares so pledged shall belong to the Executive. As payments of principal are made under the terms of the Promissory Note, the Corporation shall release stock certificates representing ownership of FEB shares in such amounts so that the Corporation will never hold stock certificates as security hereunder representing FEB shares having an aggregate value greater than the aggregate amount of principal and accrued interest owing under the terms of the Promissory Note. Upon the full payment of the total amount of principal and accrued interest owing under the terms of the Promissory Note, the Corporation shall deliver to the Executive all stock certificates and other collateral security which it may hold under the terms of this Agreement and shall release all such security into the possession of and to the account of the Executive.

     SECTION 5. EVENT OF DEFAULT. The occurrence of any of the following shall constitute a default under the Promissory Note and under this Agreement: (i) the failure of the Executive to make timely payment of principal or interest under the terms of the Promissory Note; (ii) the admission by the Executive in writing of an inability to pay his debts as they become due; (iii) the appointment of a receiver or trustee for any part of the Executive's property; or (iv) an assignment for the benefit of the Executor's creditors.

     Upon any default, the Corporation, at its option and without notice or demand, may declare all amounts owing to it by the Executive secured hereby immediately to be due and payable, and shall have all the remedies of a secured party available under Indiana law. These remedies include, without limitation, the right to take permanent possession of all collateral, including stock certificates, held at such time hereunder and to succeed to all voting and dividend rights related thereto.

     SECTION 6. AMENDMENT OF AGREEMENT. This Agreement may be amended in any or all of its provisions only if the amendment is reduced to writing and signed by the Corporation and either the Executive or, if he is legally incompetent, his personal representative.

     SECTION 7. SUCCESSORS. All of the terms or provisions of this Agreement shall be binding upon and shall inure to the benefit of the parties hereto, their heirs, administrators, executors, successors, and permitted assigns.

     SECTION 8. NOTICES. Any notice or other communication required or permitted hereunder shall be in writing and shall be deemed to have been given if placed in the United States mail, registered or certified, return receipt requested, postage prepaid, or if personally delivered, addressed as follows:

          To the Corporation:      Best Lock Corporation
                                   6161 East 75th Street
                                   Indianapolis, Indiana 46250

          To the Executive:        Russell C. Best
                                   755 Eagle Creek Drive
                                   Zionsville, Indiana 46077

     SECTION 9. GOVERNING LAW. This Agreement shall be construed and interpreted in accordance with, and shall be governed by, the laws of the State of Indiana.

     IN WITNESS WHEREOF, the Corporation and the Executive have caused this Agreement to be executed on the day and year first above written.


                              "CORPORATION"



                              ___________________________________
                              Walter E. Best, President



Attest:   _____________________________
          Roger E. Beaverson, Secretary



                              "EXECUTIVE"



                              ___________________________________
                              Russell C. Best

                                    EXHIBIT 1

                           INSTALLMENT PROMISSORY NOTE


$3,400,000                           Final Installment Due Date:  April 30, 2024

     For value received, the undersigned promises to pay to the order of Best Lock Corporation, a Delaware corporation, the sum of Three Million Four Hundred Thousand Dollars ($3,400,000), at 6161 East 75th Street, Indianapolis, Indiana, or at such other place as the holder hereof may direct in writing, with interest upon the unpaid principal balance at the rate of seven and two-tenths percent (7.2%) per annum from the date of this instrument until maturity, and nine and two-tenths percent (9.2%) per annum after maturity until paid, with attorneys' fees and costs of collection and without relief from valuation and appraisement laws, payment of principal and interest to be made as follows:

          Principal and interest shall be paid in equal annual installments (each installment including both principal and interest) in the amount of $279,519. Each annual installment shall be paid on April 30. The first annual installment shall be paid on April 30, 1995, with additional installments to be paid on April 30 each year thereafter. The final annual installment shall be paid on April 30, 2024 and shall be in the amount of $279,519.

     This note may be prepaid in full or in part at any time.

     In the event of default in payment of any of said installments when due, the entire unpaid balance of principal and interest shall become due and payable immediately, without notice, at the election of the holder hereof.

     The maker and any indorser(s) jointly and severally waive demand, presentment, protest, notice of protest, and notice of nonpayment or dishonor of this note, and each of them consents to extensions of the time of payment of this note.

     No delay or omission on the part of the holder hereof in the exercise of any right or remedy shall operate as a waiver thereof, and no single or partial exercise by the holder hereof of any right or remedy shall preclude other or further exercise thereof or of any other right or remedy.

     This note, and any extensions or renewals hereof, is secured by a Loan Agreement dated May 5th, 1994 and executed in favor of and delivered to the payee hereof by the undersigned, to which reference is made for other rights as to prepayment and acceleration.

     Signed and delivered at Indianapolis, Indiana, this 5th day of May, 1994.

                                        Signature



                                        ______________________________
                                        Russell C. Best
                                        755 Eagle Creek Drive
                                        Zionsville, Indiana 46077