Form 10-Q
period 1995-06-30
BEST UNIVERSAL LOCK CO
filed 1995-08-15
CIK 11825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


             [X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995

                                       OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     of the securities exchange act of 1934

        For the transition period from                to
                                        --------------    --------------


                          Commission file number 0-1489
                             BEST UNIVERSAL LOCK CO.
             (Exact name of registrant as specified in its charter)



                    WASHINGTON                                        91-0144790
          (State or other jurisdiction of                       (I.R.S. Employer
          incorporation or organization)                     Identification No.)


     P.O. BOX 50444, INDIANAPOLIS, INDIANA                                 46250
     (Address of principal executive offices)                         (Zip Code)


      Registrant's telephone number, including area code:   (317) 849-2250



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


Indicate the number of shares outstanding of each of the registrant's classes of common, as of August 1, 1995.

                Series A Common Stock           78,498.31 Shares
                Series B Common Stock             300,000 Shares



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Income for the three months
          ended June 30, 1995 and 1994                                    3

        Condensed Consolidated Statements of Income for the six months
          ended June 30, 1995 and 1994                                    4

        Condensed Consolidated Balance Sheets at June 30, 1995 and
          December 31, 1994                                             5-6

        Condensed Consolidated Statements of Shareholders' Equity at
          June 30, 1995 and December 31, 1994                             7


        Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 1995 and 1994                             8

        Notes to Condensed Consolidated Financial Statements           9-11

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   12-13


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                14

Item 5. Other Information                                                14


Item 6. Exhibits and Reports on Form 8-K                                 14


SIGNATURE                                                                15

                               BEST LOCK COMPANIES
                      BEST LOCK CORPORATION AND SUBSIDIARY
   BEST UNIVERSAL LOCK CO. ( A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES
     FRANK E. BEST, INC. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
-------------------------------------------------------------------------------



                                                                                          Three Months Ended June 30
                                                                                             1995                1994
                                                                                      --------------       -------------
NET SALES                                                                             $   29,283,096       $  25,217,332
OPERATING EXPENSES
   Cost of goods sold                                                                     16,884,715          13,736,410
   Selling                                                                                 6,435,296           5,837,327
   General and administrative                                                              4,786,088           3,224,177
   Engineering, research and development                                                     591,675             958,107
                                                                                      --------------       -------------
      Total operating expenses                                                            28,697,774          23,756,021
                                                                                      --------------       -------------

OPERATING INCOME                                                                             585,322           1,461,311

   Interest expense                                                                         (225,492)             (1,398)
   Other income, net                                                                         104,233              56,551
                                                                                      --------------       -------------

INCOME before provision for income taxes                                                     464,063           1,516,464

   Provision for income taxes                                                                172,480             675,534
                                                                                      --------------       -------------
NET INCOME, Best Lock Corporation and Subsidiary                                             291,583             840,930

   Minority interest in net income, Best Lock Corporation and Subsidiary                     (38,258)           (228,649)
   Corporate - Best Universal Lock Co. expense                                               (10,306)             (1,312)
                                                                                      --------------       -------------
NET INCOME, Best Universal Lock Co. and Subsidiaries                                         243,019             610,969

   Minority interest in net income, Best Universal Lock Co. and Subsidiaries                 (52,005)           (136,674)
   Corporate - Frank E. Best, Inc. expense                                                   (12,336)             (1,144)
                                                                                      --------------       -------------
NET INCOME, Frank E. Best, Inc. and Subsidiaries                                      $      177,678       $     473,151
                                                                                      --------------       -------------
                                                                                      --------------       -------------


                                                  Best Lock              Best Universal Lock Co.              Frank E.
                                                                      -------------------------------
Earnings per common share:                       Corporation           Series A            Series B           Best, Inc.
                                                 ------------         -----------        ------------        ------------
Three months ended June 30, 1995                 $      2.35          $     0.64         $      0.64         $      0.42
                                                 -----------          ----------         -----------         -----------
                                                 -----------          ----------         -----------         -----------
Three months ended June 30, 1994                 $      6.41          $     1.58         $      1.58         $      0.79
                                                 -----------          ----------         -----------         -----------
                                                 -----------          ----------         -----------         -----------
Weighted average shares outstanding:
1995                                              124,260.08           78,774.16          300,000.00          420,764.51
                                                 -----------          ----------         -----------         -----------
                                                 -----------          ----------         -----------         -----------
1994                                              131,238.85           86,469.00          300,000.00          598,710.00
                                                 -----------          ----------         -----------         -----------
                                                 -----------          ----------         -----------         -----------



See accompanying notes to condensed consolidated financial statements.

                               BEST LOCK COMPANIES
                      BEST LOCK CORPORATION AND SUBSIDIARY
   BEST UNIVERSAL LOCK CO. ( A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES
     FRANK E. BEST, INC. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                                             Six Months Ended June 30
                                                                                             1995               1994
                                                                                      --------------       -------------
NET SALES                                                                             $   58,635,938       $  48,607,343

OPERATING EXPENSES
   Cost of goods sold                                                                     32,649,239          25,818,766
   Selling                                                                                13,923,733          12,366,671
   General and administrative                                                              8,828,958           6,367,600
   Engineering, research and development                                                   1,217,115           1,856,655
                                                                                      --------------       -------------
      Total operating expenses                                                            56,619,045          46,409,692
                                                                                      --------------       -------------
OPERATING INCOME                                                                           2,016,893           2,197,651

   Interest expense                                                                         (362,838)             (6,444)
   Other income, net                                                                         236,752             111,085
                                                                                      --------------       -------------
INCOME before provision for income taxes                                                   1,890,807           2,302,292

   Provision for income taxes                                                                770,021             993,683
                                                                                      --------------       -------------
NET INCOME, Best Lock Corporation and Subsidiary                                           1,120,786           1,308,609

   Minority interest in net income, Best Lock Corporation and Subsidiary                    (214,008)           (355,811)
   Corporate - Best Universal Lock Co. expense                                               (10,402)             (1,623)
                                                                                      --------------       -------------
NET INCOME, Best Universal Lock Co. and Subsidiaries                                         896,376             951,175

   Minority interest in net income, Best Universal Lock Co. and Subsidiaries                 245,337            (212,778)
   Corporate - Frank E. Best, Inc. expense                                                   (12,402)             (1,454)
                                                                                      --------------       -------------
NET INCOME, Frank E. Best, Inc. and Subsidiaries                                      $      638,637       $     736,943
                                                                                      --------------       -------------
                                                                                      --------------       -------------




                                                          Best Lock               Best Universal Lock Co.              Frank E.
                                                                              ------------------------------
Earnings per common share:                               Corporation           Series A           Series B            Best, Inc.
                                                         -----------          ----------         -----------         ------------
Six months ended June 30, 1995                           $      8.89          $     2.35         $      2.35         $      1.37
                                                         -----------          ----------         -----------         -----------
                                                         -----------          ----------         -----------         -----------

Six months ended June 30, 1994                           $      9.97          $     2.46         $      2.46         $      1.23
                                                         -----------          ----------         -----------         -----------
                                                         -----------          ----------         -----------         -----------

Weighted average shares outstanding:
1995                                                      126,033.90           80,741.94          300,000.00          466,090.17
                                                         -----------          ----------         -----------         -----------
                                                         -----------          ----------         -----------         -----------
1994                                                      131,238.85           86,469.00          300,000.00          598,710.00
                                                         -----------          ----------         -----------         -----------
                                                         -----------          ----------         -----------         -----------



See accompanying notes to condensed consolidated financial statements.

    BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

-------------------------------------------------------------------------------


                                                                                June 30                    December 31
                                                                                  1995                          1994
                                                                           ---------------               ---------------


CURRENT ASSETS:
   Cash and cash equivalents                                               $     1,843,694                 $   4,815,847
   Trade receivables:
      Direct                                                                    12,047,692                    11,680,289
      Sales representatives and other                                            3,032,261                     2,688,434
      Allowance for uncollectible accounts                                        (254,513)                     (244,829)
   Estimated refundable income taxes                                               366,979                       141,708
   Current portion of notes receivable                                              84,189                        81,987
   Inventories                                                                  16,401,630                    14,579,058
   Prepaid income taxes                                                          3,169,531                     3,566,922
   Other prepaid expenses                                                          114,154                       152,342
                                                                           ---------------               ---------------
         Total current assets                                                   36,805,617                    37,461,758
                                                                           ---------------               ---------------

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land and buildings                                                           13,895,203                    13,770,826
   Machinery and equipment                                                      28,855,892                    29,478,143
   Tooling                                                                       8,259,188                     8,090,184
   Furniture, fixtures and other                                                 9,172,961                     8,342,408
   Construction work-in-progress                                                 2,970,669                       975,301
                                                                           ---------------               ---------------
                                                                                63,153,913                    60,656,862
   Less - accumulated depreciation                                             (32,118,985)                  (30,519,725)
                                                                           ---------------               ---------------
         Total property, plant and equipment                                    31,034,928                    30,137,137
                                                                           ---------------               ---------------

OTHER ASSETS
   Long-term notes receivable                                                    3,290,037                     3,280,332
   Other assets                                                                  1,319,823                       149,447
                                                                           ---------------               ---------------

         Total assets                                                      $    72,450,405               $    71,028,674
                                                                           ---------------               ---------------
                                                                           ---------------               ---------------


See accompanying notes to condensed consolidated financial statements.

    BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                          June 30            December 31
                                                                                            1995                 1994
                                                                                       -------------        ------------
CURRENT LIABILITIES:
   Notes payable and current portion of long-term debt                                 $     115,140        $      2,500
   Current portion of retirement benefit obligations                                       1,370,923           1,381,967
   Trade accounts payable                                                                  2,459,609           1,641,302
   Customer advances                                                                       1,487,976           1,501,304
   Accrued liabilities:
      Income taxes                                                                              (218)            941,490
      Property and other taxes                                                               968,979             960,153
      Payroll and vacation pay                                                             3,611,601           3,918,751
      Accrued severance                                                                      309,031           2,394,593
      Accrued medical claims                                                                 910,000             850,000
      Other                                                                                  263,829             843,321
                                                                                       -------------        ------------
         Total current liabilities                                                        11,496,870          14,435,381
                                                                                       -------------        ------------

LONG-TERM DEBT                                                                            12,119,832                  --
RETIREMENT BENEFIT OBLIGATION                                                              4,099,375           4,444,971
DEFERRED INCOME TAXES                                                                      2,268,224           2,269,369
                                                                                       -------------        ------------
         Total liabilities                                                                29,984,301          21,149,721
                                                                                       -------------        ------------

MINORITY INTEREST IN SUBSIDIARIES                                                         10,977,787          13,620,212
                                                                                       -------------        ------------

COMMON STOCK AND COMMON STOCK OF BEST,
   REDEEMABLE UNDER STOCK BONUS PLAN                                                       4,087,473           4,087,473
                                                                                       -------------        ------------

SHAREHOLDERS' EQUITY:
   Capital stock:
      Preferred stock, 7% cumulative, $100 par value, callable at $105,
        500 shares authorized, 53.2125 shares outstanding 1995;
        63 shares outstanding 1994                                                             6,300               6,300
      Series A common stock, no par value, 100,000 shares authorized,
        78,498.31 shares outstanding 1995; 86,469 shares outstanding 1994                  1,102,579           1,102,579
      Series B common stock, no par value, 300,000 shares authorized
        and outstanding                                                                            1                   1
                                                                                       -------------        ------------
         Total capital stock                                                               1,108,880           1,108,880

   Accumulated earnings                                                                   36,190,427          35,294,051

   Cumulative translation adjustment                                                        (126,826)           (144,190)

   Common stock and common stock of Best,
      redeemable under Stock Bonus                                                        (4,087,473)         (4,087,473)

   Treasury stock                                                                         (5,684,164)                 --
                                                                                       -------------        ------------
         Total shareholders' equity                                                       27,400,844          32,171,268
                                                                                       -------------        ------------

         Total liabilities and shareholders' equity                                    $  72,450,405        $ 71,028,674
                                                                                       -------------        ------------
                                                                                       -------------        ------------



See accompanying notes to condensed consolidated financial statements.

    BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                                           June 30            December 31
                                                                                             1995                1994
                                                                                          ----------          ----------
CAPITAL STOCK:
   Preferred stock, 7% cumulative, $100
     par value, callable at $105, 500 shares authorized,
     53.2125 shares outstanding 1995;
     63 shares outstanding 1994                                                          $     6,300         $     6,300

   Series A common stock, no par value,
     100,000 shares authorized, 78,498.31 shares
     outstanding 1995; 86,469 shares outstanding 1994                                      1,102,579           1,102,579

   Series B common stock, no par value,
     300,000 shares authorized and
     outstanding                                                                                   1                   1
                                                                                          ----------          ----------
      Total capital stock                                                                  1,108,880           1,108,880
                                                                                          ----------          ----------
ACCUMULATED EARNINGS:
   Balance at beginning of year                                                           35,294,051          34,250,100
   Net income (six months ended June 30, 1995
      and twelve months ended December 31, 1994)                                             896,376           1,514,931
   Cash dividends (see below)                                                                     --            (470,980)
                                                                                          ----------          ----------
   Balance at end of year                                                                 36,190,427          35,294,051
                                                                                          ----------          ----------

COMMON STOCK AND COMMON STOCK OF BEST,
   REDEEMABLE UNDER STOCK BONUS PLAN                                                      (4,087,473)         (4,087,473)
                                                                                          ----------          ----------

CUMULATIVE TRANSLATION ADJUSTMENT                                                           (126,826)           (144,190)
                                                                                          ----------          ----------

TREASURY STOCK
   Balance at beginning of year                                                                   --                  --
   Shares purchased                                                                       (5,684,164)                 --
                                                                                          ----------          ----------
   Balance at end of period                                                               (5,684,164)                 --
                                                                                          ----------          ----------
      Total shareholders' equity                                                        $ 27,400,844        $ 32,171,268
                                                                                          ----------          ----------
                                                                                          ----------          ----------

Cash dividends per share:
   Preferred                                                                            $       0.00        $       7.00
   Series A common                                                                              0.00                1.66
   Series B common                                                                              0.00                1.09
                                                                                          ----------          ----------
                                                                                          ----------          ----------




See accompanying notes to condensed consolidated financial statements.

    BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
-------------------------------------------------------------------------------


                                                                                              Six Months Ended June 30
                                                                                    ------------------------------------------
                                                                                             1995                    1994
                                                                                    ----------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                                      $     57,786,506         $     48,275,730
  Cash paid to suppliers and employees                                                   (59,887,636)             (42,101,528)
  Interest received                                                                          346,864                   94,776
  Interest paid                                                                             (257,227)                  (6,369)
  Income taxes paid                                                                       (1,541,888)                 702,062
                                                                                    ----------------         ----------------
    Net cash provided by operating activities                                             (3,553,381)               6,964,671
                                                                                    ----------------         ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property, plant and equipment                                         81,351                  155,245
  Capital expenditures                                                                    (3,176,596)              (1,870,571)
  Net from long-term investments                                                                  --               (3,400,000)
                                                                                    ----------------         ----------------
    Net cash used in investing activities                                                 (3,095,245)              (5,115,326)
                                                                                    ----------------         ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings against unsecured line of credit                                             12,000,000                       --
  Other borrowings                                                                           232,472                       --
  Purchase of treasury stock                                                              (8,559,729)                      --
                                                                                    ----------------         ----------------
    Net cash used in financing activities                                                  3,672,743                       --
                                                                                    ----------------         ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                        3,730                   (6,927)
                                                                                    ----------------         ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   (2,972,153)               1,842,418
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             4,815,847                1,646,396
                                                                                    ----------------         ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $      1,843,694         $      3,488,814
                                                                                    ----------------         ----------------
                                                                                    ----------------         ----------------


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                        $        896,376         $       951,175
  Adjustments-
    Depreciation and amortization                                                          2,227,037                2,294,674
    Provision for losses on accounts receivable                                               55,242                   47,587
    Gain on sale of property, plant and equipment                                             (1,814)                  (3,960)
    Minority interest related to current year earnings                                       214,008                  355,811
  Changes in assets and liabilities-
    (Increase) decrease in:
      Accounts and notes receivable                                                         (737,505)                (343,962)
      Refundable income taxes                                                               (298,572)                 800,000
      Inventories                                                                         (1,803,796)                 583,965
      Prepaid income taxes and other expenses                                                435,579                   37,943
      Other assets                                                                        (1,204,322)                 (45,333)
    Increase (decrease) in:
      Accounts payable, customer advances and accrued liabilities                         (2,108,288)               1,520,976
      Income taxes payable                                                                  (869,541)                 846,728
      Deferred income taxes                                                                   (1,145)                  42,000
      Retirement benefit and benefit obligation                                             (356,640)                (122,933)
                                                                                    ----------------         ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $     (3,553,381)        $      6,964,671
                                                                                    ----------------         ----------------
                                                                                    ----------------         ----------------


See accompanying notes to condensed consolidated financial statements.

                               BEST LOCK COMPANIES

                      BEST LOCK CORPORATION AND SUBSIDIARY
    BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
      FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM FINANCIAL STATEMENTS

    The accompanying condensed consolidated financial statements have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to fairly present the results of operations for the three and six month periods ended June 30, 1995 and 1994, the Company's financial position at June 30, 1995 and December 31, 1994, and the cash flows for the six month periods ended June 30, 1995 and 1994. These adjustments are of a normal recurring nature.

    Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1994 Form 10-K.

    The results for the three and six months ended June 30, 1995 are not necessarily indicative of future financial results.

    The condensed consolidated financial statements for each parent company in the Best Lock Companies (the Company) include their respective subsidiaries as indicated below:

                                                             Percent Owned
        Parent Company              Subsidiaries          as of June 30, 1995
        --------------              ------------          -------------------

      Frank E. Best, Inc.    Best Universal Lock Co.                79%
        (Best)

      Best Universal Lock    Best Lock Corporation                  77%
        Co. (Universal)

      Best Lock              Best Universal Locks Limited (Canada) 100%
        Corporation (Lock)


2. INCOME TAXES

The effective tax rates for the second quarters of 1995 and 1994 were 37.2 and
44.5 percent, respectively. The effective tax rates for the six months ended June 30, 1995 and 1994 were 40.7 and 43.2 percent, respectively. The effective tax rates are higher than the U.S. Federal statutory rate of 34% due to a higher tax rate in Canada and state income taxes.

3. FINANCING AND RELATED PARTY ARRANGEMENTS

    The Company entered into a new unsecured line of credit agreement on February 15, 1995. The new credit agreement expires on February 15, 2002 and bears interest at a variable rate, based upon the prime rate, LIBOR or the Federal Funds rate, at the Company's election. The variable rate also fluctuates based upon the amounts borrowed under the credit agreement. The Company is subject to the maintenance of certain financial ratio covenants under terms of the credit agreement. The amounts available under this credit agreement are $25,000,000 through February 14, 1998 less $3,750,000 for each one year period thereafter until expiration. Borrowings under the credit agreement are convertible, at the Company's option, into term notes ranging from five to seven years, up through February 14, 1998. The Company borrowed $12,000,000 under this agreement on February 15, 1995. The interest on these borrowings is based on LIBOR, and was 7.43% as of June 30, 1995.

4. REDEMPTION OF BEST UNIVERSAL LOCK CO. STOCK

    On July 1, 1995, Best Universal Lock Co., redeemed all 63 shares of its outstanding preferred stock at $105 per share plus cumulative dividend, for a total of $7,056. Best Universal Lock Co. is the parent of Best Lock Corporation and is the subsidiary of Frank E. Best, Inc.

5. RECLASSIFICATIONS

    Certain reclassifications have been made to the condensed consolidated balance sheet and statement of income for the three and six months ended June 30, 1994 to conform to the current year presentation.

6. OTHER MATTERS

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

ANALYSIS OF RESULTS OF OPERATIONS

Sales for the second quarter of 1995 increased $4 million (16%) over the same period of 1994. Year to date sales for 1995 are 21% higher than 1994. Sales from the manufacturing division (BLM) to independent distributors and Authorized Contract Construction Dealers accounted for substantially all of the increase. Sales at the company's distribution division (BLS) increased 1% in the second quarter over 1994.

The gross profit on sales for the second quarter of 1995 was $917,000 higher than the second quarter of 1994, but decreased to 42.3% of sales, compared to 45.5% in the prior year. The year to date gross profit percentage was 44.3% in 1995 and 46.9% in 1994. Increased sales accounted for approximately
$2.3 million of the $3.1 million increase in the cost of goods sold for the quarter and $5.6 million of the year to date increase. Increases in the costs of purchased parts are outside labor in the BLM division, mainly attributable to inefficiencies involving the re-engineering of certain processes in the manufacture of the Company's lever-handle cylindrical lock, accounted for the remainder of the increase in costs.

Operating income in the second quarter of 1995 declined by $876,000 (60%) to (2.0)% of net sales from 5.8% for the same period in 1994. Selling and administrative expenses increased by $2.2 million, or 23.8%, in the second quarter. Higher salaries and wages accounted for approximately $400,000 of the increase. The Company is also in the process of implementing software for the order processing, inventory management, and accounting functions, which increased professional fees by $600,000 in the second quarter and $900,000 for the first six months.

Engineering expenses decreased by $366,000 (38.2%) over the second quarter of 1994, due to reductions in personnel associated with the development of certain product lines and lower expenditures for engineering-related professional fees.

The Company's effective tax rate was 37.2% in the second quarter of 1995 as compared to 44.5% for the same period in 1994. The effective tax rates are higher than the U.S. Federal statutory rate of 34% due to a higher tax rate in Canada and state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased by $2.3 million, due to the utilization of the unsecured line of credit, as discussed in Note 3 to the condensed consolidated financial statements and to a decrease in current liabilities associated with payments primarily related to the resignations discussed in
Note 6 to the condensed consolidated financial statements. These payments also resulted in an improvement in the current ratio from 2.6:1 at December 31, 1994 to 3.2:1 at June 30, 1995.

Days sales outstanding decreased to 45 days from 55 days at December 31, 1994 due to an overall improvement in collections, most of which occurred in the first quarter. Inventory turns of 4.2 in the second quarter of 1995 were the same as the second quarter of 1994. Inventory levels increased by $1.8 million in the second quarter of 1995, mainly attributable to increased quantities on hand and to an increase in the cost of direct materials and overhead in inventory.

Capital expenditures for the first six months of 1995 were $3.2 million. Capital spending is projected to total between $5.0 and $7.0 million for the year. This total includes approximately $3.0 million for enhanced computer systems and related software.

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

PART II. OTHER INFORMATION


ITEM 1.LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company's Form 10-K for the year ended December 31, 1994. Best Lock Corporation vs. ILCO - Unican Corporation (Federal District Court, Indianapolis, IN, Cause No. IP-93-1092C). This action by the Company against ILCO, a North Carolina corporation, charges ILCO with infringement of Best's patent, trade dress and trademark rights in certain patented keys and other keys, and with unfair competition.

In the course of the trial, the Court severed the trade dress, trademark and unfair competition claims from the patent claims. To date, only the patent claims have been litigated. On August 2, 1995, the Court issued an "Entry of Judgment" dismissing the entire cause with prejudice.

With respect to the patent claims the court issued a "Memorandum Opinion" on August 2, 1995, holding the patents in suit, Utility Patent 5,136,869 and Design Patent D327,636 invalid. Currently the keys involved in the infringement suit remain covered by a Utility Patent (5,272,895) that was issued by the U.S. Patent and Trademark Office during the course of the abovementioned trial and not subject to that litigation or the Court's opinion of August 2, 1995.

If the "Entry of Judgment" is upheld, the Company believes there will be no material adverse impact on the consolidated financial position or results of operations. Annual sales of the product since its introduction have not been significant.

ITEM 5. OTHER INFORMATION


ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K
A Form 8-K was filed on March 2, 1995 for each of the companies (Lock, Universal and Best) to reflect the transaction described in Note 5 above.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        BEST UNIVERSAL LOCK CO.
                                        -----------------------
                                             (Registrant)


Date:  August 14, 1995                  By:  /s/ Gregg A. Dykstra
                                                 ----------------
                                             Secretary/Treasurer


                                             /s/ Paula J. Tinkey
                                                 ---------------
                                             Manager of Accounting