Form 10-Q
period 1996-06-30
BEST UNIVERSAL LOCK CO
filed 1996-08-14
CIK 11825

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 1996

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    of the securities exchange act of 1934

      For the transition period from ________________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common, as of July 26, 1996.

              SERIES A COMMON STOCK             86,469 SHARES
              SERIES B COMMON STOCK            300,000 SHARES


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX



Part I.   Financial Information                                        Page No.
- -------------------------------                                        --------

Item 1.   Financial Statements

     Condensed Consolidated Statements of Income for the three months
       ended June 30, 1996 and 1995                                         3

     Condensed Consolidated Statements of Income for the six months
       ended June 30, 1996 and 1995                                         4

     Condensed Consolidated Balance Sheets at June 30, 1996 and
       December 31, 1995                                                  5-6

     Condensed Consolidated Statements of Shareholders' Equity at
       June 30, 1996 and December 31, 1995                                  7

     Condensed Consolidated Statements of Cash Flows for the six months
       ended June 30, 1996 and 1995                                         8

     Notes to Condensed Consolidated Financial Statements                9-10

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      11

Part II.  Other Information
- ---------------------------

Item 1.   Legal Proceedings                                                12

Item 5.   Other Information                                                12

Item 6.   Exhibits and Reports on Form 8-K                                 12

Signature                                                                  13
- ---------

                            BEST LOCK COMPANIES
                  BEST LOCK CORPORATION AND SUBSIDIARY
 BEST UNIVERSAL LOCK CO. ( A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES
   FRANK E. BEST, INC. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

- -----------------------------------------------------------------------------------------------
                                                              Three Months Ended June 30
                                                       ----------------------------------------
                                                             1996                     1995
                                                       -------------            ---------------
NET SALES                                              $  30,410,905            $    29,081,585

OPERATING EXPENSES
   Cost of goods sold                                     15,770,198                 16,294,392
   Selling                                                 8,084,088                  7,171,041
   General and administrative                              4,773,066                  4,439,155
   Engineering, research and development                     211,535                    591,675
                                                       -------------            ---------------
      Total operating expenses                            28,838,887                 28,496,263
                                                       -------------            ---------------
OPERATING INCOME                                           1,572,038                    585,322

   Interest expense                                         (278,229)                  (225,492)
   Other income, net                                          33,440                    104,233
                                                       -------------            ---------------
INCOME before provision for income taxes                   1,327,229                    464,063

   Provision for income taxes                                583,535                    172,480
                                                       -------------            ---------------
NET INCOME, Best Lock Corporation and Subsidiary             743,694                    291,583

   Minority interest in net income, Best Lock
     Corporation and Subsidiary                             (159,535)                   (38,258)
   Corporate - Best Universal Lock Co. (expense)             (22,180)                   (10,306)
                                                       -------------            ---------------
NET INCOME, Best Universal Lock Co.
 and Subsidiaries                                            561,979                    243,019

   Minority interest in net income, Best Universal
     Lock Co. and Subsidiaries                               (94,638)                   (53,005)
   Corporate - Frank E. Best, Inc. income (expense)           10,041                    (12,336)
                                                       -------------            ---------------
NET INCOME, Frank E. Best, Inc. and Subsidiaries         $   477,382                $   177,678
                                                       -------------            ---------------
                                                       -------------            ---------------
                                                                            Best Universal Lock Co.
                                                            Best Lock       ------------------------      Frank E.
                                                           Corporation      Series A      Series B       Best, Inc.
                                                           -----------      ---------     ----------     ----------
Earnings per common share, three months ended:
June 30, 1996                                                 $   6.11      $    1.56     $     1.56     $     1.73
                                                           -----------      ---------     ----------     ----------
                                                           -----------      ---------     ----------     ----------
June 30, 1995                                                 $   2.35      $    0.64     $     0.64     $     0.42
                                                           -----------      ---------     ----------     ----------
                                                           -----------      ---------     ----------     ----------

Weighted average shares outstanding, three months ended:
June 30, 1996                                               121,653.85      60,739.31     300,000.00     275,408.89
                                                           -----------      ---------     ----------     ----------
                                                           -----------      ---------     ----------     ----------
June 30, 1995                                               124,260.08      78,774.16     300,000.00     420,764.51
                                                           -----------      ---------     ----------     ----------
                                                           -----------      ---------     ----------     ----------

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

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (Unaudited)

- -----------------------------------------------------------------------------------------------
                                                                 Six Months Ended June 30
                                                              -------------------------------
                                                                     1996             1995
                                                              --------------   --------------
NET SALES                                                     $   57,697,992   $   58,237,873

OPERATING EXPENSES
   Cost of goods sold                                             30,958,594       32,108,914
   Selling                                                        16,769,279       14,065,993
   General and administrative                                      9,300,894        8,828,958
   Engineering, research and development                             639,593        1,217,115
                                                              --------------   --------------
      Total operating expenses                                    57,668,360       56,220,980
                                                              --------------   --------------
OPERATING INCOME (LOSS)                                               29,632        2,016,893

   Interest expense                                                 (578,518)        (362,838)
   Other income, net                                                 114,992          236,752
                                                              --------------   --------------
INCOME (LOSS) before provision for income taxes                     (433,894)       1,890,807

   Provision (benefit) for income taxes                              (85,809)         770,021
                                                              --------------   --------------
NET INCOME (LOSS), Best Lock Corporation and Subsidiary             (348,085)       1,120,786

   Minority interest in net (income) loss, Best
     Lock Corporation and Subsidiary                                  74,763         (214,008)
   Corporate - Best Universal Lock Co. (expense)                     (28,628)         (10,402)
                                                              --------------   --------------
NET INCOME (LOSS), Best Universal Lock Co. and Subsidiaries         (301,950)         896,376

   Minority interest in net (income) loss, Best Universal
     Lock Co. and Subsidiaries                                        50,837         (245,337)
   Corporate - Frank E. Best, Inc. income (expense)                   31,107          (12,402)
                                                              --------------   --------------
NET INCOME (LOSS), Frank E. Best, Inc. and Subsidiaries          $  (220,006)      $  638,637
                                                              --------------   --------------
                                                              --------------   --------------

                                                                           Best Universal Lock Co.
                                                             Best Lock     -----------------------     Frank E.
                                                            Corporation     Series A     Series B     Best, Inc.
                                                            -----------    ----------   ----------    ----------
Earnings (loss) per common share, six months ended:
June 30, 1996                                               $    (2.86)    $   (0.84)   $   (0.84)    $   (0.80)
                                                            -----------    ----------   ----------    ----------
                                                            -----------    ----------   ----------    ----------
June 30, 1995                                               $     8.89     $    2.35    $     2.35    $     1.37
                                                            -----------    ----------   ----------    ----------
                                                            -----------    ----------   ----------    ----------
Weighted average shares outstanding, six months ended:
June 30, 1996                                               121,653.85     60,739.31    300,000.00    275,408.89
                                                            -----------    ----------   ----------    ----------
                                                            -----------    ----------   ----------    ----------
June 30, 1995                                               126,033.90     80,741.94    300,000.00    466,090.17
                                                            -----------    ----------   ----------    ----------
                                                            -----------    ----------   ----------    ----------

See accompanying notes to condensed consolidated financial statements.

   BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

- --------------------------------------------------------------------------------

                                                      June 30        December 31
                                                       1996              1995
                                                      -------        -----------
CURRENT ASSETS
 Cash and cash equivalents                         $ 1,426,058       $ 1,389,827
 Trade receivables
  Direct                                            14,037,785        11,878,119
  Sales representatives and other                    2,686,795         1,893,871
  Allowance for uncollectible accounts                (246,798)         (263,559)
 Estimated refundable income taxes                   1,774,175         2,628,103
 Current portion of notes receivable                    33,012            14,895
 Inventories                                        10,461,971        11,383,058
 Prepaid income taxes                                4,474,631         4,239,578
 Other prepaid expenses                                168,391           379,906
                                                   -----------       -----------
  Total current assets                              34,816,020        33,543,798
                                                   -----------       -----------

PROPERTY, PLANT AND EQUIPMENT, at cost
 Land and buildings                                 14,020,077        14,037,266
 Machinery and equipment                            28,484,046        28,694,247
 Tooling                                             8,536,436         8,423,818
 Furniture, fixtures and other                      13,203,159        10,925,909
 Construction work-in-progress                         699,738         2,473,290
                                                   -----------       -----------
                                                    64,943,456        64,554,530
 Less - accumulated depreciation                   (36,055,671)      (33,734,786)
                                                   -----------       -----------
   Total property, plant and equipment              28,887,785        30,819,744
                                                   -----------       -----------

OTHER ASSETS
 Long-term notes receivable                          3,358,972         3,358,972
 Other assets                                        1,100,806         1,196,103
                                                   -----------       -----------
   Total assets                                    $68,163,583       $68,918,617
                                                   -----------       -----------
                                                   -----------       -----------

See accompanying notes to condensed consolidated financial statements.

   BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

- --------------------------------------------------------------------------------

                                                      June 30        December 31
                                                       1996              1995
                                                  --------------    -------------
CURRENT LIABILITIES
 Notes payable and current portion of
  long-term debt                                   $     2,500       $     2,500
 Current portion of retirement benefit
  obligations                                        1,334,563         1,362,431
 Accounts payable                                    3,053,780         3,517,797
 Customer advances                                   1,591,472         1,433,801
 Accrued liabilities
  Income taxes                                           7,336           462,195
  Property and other taxes                             973,929           976,765
  Payroll, vacation and benefits                     3,970,500         5,195,317
  Accrued severance                                  2,771,498         3,462,508
  Other                                              1,368,102           207,599
                                                   -----------       -----------
   Total current liabilities                        15,073,680        16,620,913
                                                   -----------       -----------

LONG-TERM DEBT                                      15,816,236        15,197,079
RETIREMENT BENEFIT OBLIGATION                        3,274,818         3,870,345
DEFERRED INCOME TAXES                                3,263,645         2,120,957
                                                   -----------       -----------
    Total liabilities                               37,428,379        37,809,294
                                                   -----------       -----------

MINORITY INTEREST IN SUBSIDIARIES                    9,358,917         9,424,347
                                                   -----------       -----------

COMMON STOCK AND COMMON STOCK OF BEST,
  REDEEMABLE UNDER STOCK BONUS PLAN                  1,845,092         1,821,647
                                                   -----------       -----------

SHAREHOLDERS' EQUITY
  Capital stock
    Series A common stock, no par value,
      100,000 shares authorized;
      86,469 shares issued                           1,102,579         1,102,579

    Series B common stock, no par value,
      300,000 shares authorized and issued                   1                 1
                                                   -----------       -----------
       Total capital stock                           1,102,580         1,102,580

  Accumulated earnings                              30,778,469        31,080,417

  Cumulative translation adjustment                   (117,881)         (111,140)

  Common stock and common stock of Best,
    redeemable under Stock Bonus Plan               (1,845,092)       (1,821,647)

  Treasury stock                                   (10,386,881)      (10,386,881)
                                                   -----------       -----------
      Total shareholders' equity                    19,531,195        19,863,329
                                                   -----------       -----------

      Total liabilities and shareholders' equity   $68,163,583       $68,918,617
                                                   -----------       -----------
                                                   -----------       -----------

See accompanying notes to condensed consolidated financial statements.

   BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (Unaudited)

- ---------------------------------------------------------------------------------------------
                                                                  June 30         December 31
                                                                    1996             1995
                                                                ------------      -----------
CAPITAL STOCK
  Series A common Stock, no par value,
    100,000 shares authorized, 86,469 shares issued             $ 1,102,579       $ 1,102,579

  Series B common stock, no par value,
    300,000 shares authorized and issued                                  1                 1
                                                                ------------      -----------
      Total capital stock                                          1,102,580        1,102,580
                                                                ------------      -----------

ACCUMULATED EARNINGS
  Balance at beginning of year                                   31,080,420        35,294,051
  Net income (loss) - (six months ended June 30, 1996
    and twelve months ended December 31, 1995)                     (301,950)       (3,738,475)
  Premium on redemption of preferred shares                           --                 (315)
  Cash dividends (see below)                                          --             (474,844)
                                                                ------------      -----------
  Balance at end of year                                          30,778,470       31,080,417
                                                                ------------      -----------

COMMON STOCK AND COMMON STOCK OF BEST,
  REDEEMABLE UNDER STOCK BONUS PLAN                               (1,845,092)      (1,821,647)
                                                                ------------      -----------

CUMULATIVE TRANSLATION ADJUSTMENT                                   (117,882)        (111,140)
                                                                ------------      -----------

TREASURY STOCK
  Balance at beginning of year                                   (10,386,881)           --
  Shares purchased                                                    --          (10,386,881)
                                                                ------------      -----------
  Balance at end of period                                       (10,386,881)     (10,386,881)
                                                                 -----------      -----------
    Total shareholders' equity                                   $19,531,195      $19,863,329
                                                                 -----------      -----------
                                                                 -----------      -----------

Cash dividends per share
  Preferred                                                      $      0.00      $      7.00
  Series A common                                                       0.00             1.67
  Series B common                                                       0.00             1.10
                                                                 -----------      -----------
                                                                 -----------      -----------

See accompanying notes to condensed consolidated financial statements.

   BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

- ---------------------------------------------------------------------------------------------
                                                                  Six Months Ended June 30
                                                                -----------------------------
                                                                    1996             1995
                                                                ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                                   $54,696,581      $57,786,506
  Cash paid to suppliers and employees                           (55,399,091)     (59,887,643)
  Interest received                                                  140,718          346,864
  Interest paid                                                     (676,276)        (257,227)
  Income taxes paid                                                1,390,651       (1,541,888)
                                                                ------------      -----------
    Net cash provided (used) by operating activities                 152,583       (3,553,388)
                                                                ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property, plant and equipment                  2,875           81,351
  Capital expenditures                                              (733,665)      (3,176,596)
                                                                ------------      -----------
    Net cash used in investing activities                           (730,790)      (3,095,245)
                                                                ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings against unsecured line of credit                     25,000,000       12,232,472
  Payments on unsecured line of credit                           (24,380,843)      (8,559,729)
                                                                ------------      -----------
    Net cash provided by financing activities                        619,157        3,672,743
                                                                ------------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (4,719)           3,736
                                                                ------------      -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               36,231       (2,972,154)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     1,389,827        4,815,847
                                                                ------------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $1,426,058       $1,843,693
                                                                ------------      -----------
                                                                ------------      -----------

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net income (loss)                                               $ (301,950)      $  896,376
  Adjustments--
    Depreciation and amortization                                  2,733,028        2,227,037
    Provision for losses on accounts receivable                       51,326           55,242
    (Gain) loss on sale of property, plant and equipment              66,821           (1,814)
    Minority interests related to current year earnings (loss)       (74,763)         214,008
  Changes in assets and liabilities--
    (Increase) decrease in
      Accounts and notes receivable                               (3,042,506)        (737,505)
      Refundable income taxes                                        853,928         (298,572)
      Inventories                                                    917,492       (1,803,796)
      Prepaid income taxes and other expenses                        (23,538)         435,579
      Other assets                                                   (65,059)      (1,204,322)
    Increase (decrease) in
      Accounts payable, customer advances and accrued
        liabilities                                               (1,027,769)      (2,108,295)
      Income taxes payable                                          (453,720)        (869,541)
      Deferred income taxes                                        1,142,688           (1,145)
      Retirement benefit and benefit obligation                     (623,395)        (356,640)
                                                                ------------      -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 $   152,583      $(3,553,388)
                                                                ------------      -----------
                                                                ------------      -----------

See accompanying notes to condensed consolidated financial statements.

                             BEST LOCK COMPANIES

                   BEST LOCK CORPORATION AND SUBSIDIARY
  BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
    FRANK E. BEST, INC. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to fairly present the results of operations for the three and six month periods ended June 30, 1996 and 1995, the Company's financial position at June 30, 1996 and December 31, 1995, and the cash flows for the six-month periods ended June 30, 1996 and 1995. These adjustments are of a normal recurring nature.

     Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1995 Form 10-K.

     The results for the three and six months ended June 30, 1996 are not necessarily indicative of future financial results.

     The condensed consolidated financial statements for each parent company in the Best Lock Companies (the Company) include their respective subsidiaries as indicated below:

                                                                Percent Owned
    Parent Company          Subsidiaries                     as of June 30, 1996
    --------------          ------------                     -------------------
    Frank E. Best, Inc.     Best Universal Lock Co.                    83%
      (Best)

    Best Universal Lock     Best Lock Corporation                      79%
      Co. (Universal)

    Best Lock               Best Universal Locks Limited (Canada)     100%
      Corporation (Lock or the Company)

2.  INCOME TAXES

The effective tax rate for the second quarter of 1996 was 44.0 percent compared with 37.2 percent for the second quarter of 1995. The increase relates primarily to an increase in state tax expense. The effective tax rates for the six months ended June 30, 1996 and 1995 were (19.8) percent and 40.7 percent, respectively. The change is due to an increase in nondeductible items and the opposing impact these items have on the tax rate (increases income tax expense in 1995, but decreases the tax benefit in 1996).

3.  FINANCING ARRANGEMENTS

     The Company entered into a $25,000,000 line of credit agreement on February 15, 1995, which was amended December 31, 1995. The agreement expires on May 5, 1998 and bears interest at a variable rate, based upon the prime rate or LIBOR, at the Company's election. The line of credit is secured by a blanket lien on all accounts and notes receivable, inventory, machinery and equipment, and intangible assets with a negative pledge on real estate. The agreement contains financial covenants including those relating to debt service coverage, liabilities to tangible net worth, and tangible net worth, the most restrictive of which relates to tangible net worth. As of June 30, 1996 the Company was in compliance with all required covenants. The covenants require tangible net worth (shareholder equity less certain intangible assets and related party receivables) to increase to $23.5 million by December 31, 1996 and to $28.5 million by December 31, 1997. At June 30, 1996, tangible net worth was $20.6 million.

The balance of the line at June 30, 1996 was $15,700,000. The highest amount outstanding since February 15, 1995 was $18,400,000. The interest rate on these borrowings is based on LIBOR or prime. The interest rate at June 30, 1996 and December 31, 1995 was 6.99% and 7.06%, respectively. Interest expense on the borrowings for the six months ended June 30, 1996 and 1995 was $574,931 and $394,782, respectively.

4.  RECLASSIFICATIONS

   Certain reclassifications have been made to the statements of income and balance sheet for the prior periods to conform to the current period presentation.

5.  RESTRUCTURING

     During 1995, the Company recorded a restructuring charge of $3.1 million in connection with the announcement of a board approved early retirement, voluntary and involuntary separation plan. The Company plans to reduce the number of employees in all divisions and centralize certain functions in the distribution division. The Company currently plans to have all restructuring plans completed by the second quarter of 1997.

     As of March 31, 1996, 55 employees had separated or agreed to separate under the voluntary separation or early retirement provisions of the plan. In conjunction with the 55 acceptances, the Company accrued approximately an additional $1 million in restructuring expenses during the first quarter of 1996, due to the additional expenses associated with voluntary separation and early retirement. The total number of anticipated separations was reduced during the first quarter from 340 in the original plan to 193. The Company reduced the restructuring reserve during the first quarter of 1996 by
approximately $1 million in conjunction with this revision.   As of June 30,
1996, 58 employees had separated or agreed to separate under the voluntary separation or early retirement provisions of the plan.

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

ANALYSIS OF RESULTS OF OPERATIONS

Second quarter sales during 1996 were $1.3 million, or 4.6%, higher than the same period of 1995. Higher sales from the distribution division (BLS) for the second quarter of 1996 accounted for the majority of the increase. Sales in the second quarter from the manufacturing division (BLM) to independent distributors and Authorized Contract Construction Dealers were also slightly higher than the second quarter of 1995. Due to sluggish sales during the first quarter of 1996, sales for the six months ended June 30, 1996 were $900,000 lower than the prior year.

The gross profit on sales for the second quarter of 1996 improved by $1.9 million to 48.1% of sales, compared to 44.0% for the same period of 1995. Manufacturing efficiencies implemented during the first quarter of 1996 to reduce costs accounted for the majority of the improvement in the gross profit. The year to date gross profit improved from 44.9% in 1995 to 46.3% in 1996, due to the improved gross profit of the second quarter. Margins improved slightly in the distribution division during both the second quarter and six months ended June 30, 1996.

Operating income for the three months ended June 30, 1996 increased $987,000 over the three months ended June 30, 1995 to 4.4% of sales, due to the improved gross profit in the second quarter. Selling, general and administrative, and engineering expenses increased $867,000, or 7.1%, in the second quarter of 1996 compared to 1995. Salaries, wages and fringe benefits in the distribution division, which accounted for the majority of the increase, were approximately $800,000 higher in the second quarter of 1996 compared to the same period in 1995. These increases are attributable to expanded service and installation operations, as well as expenses associated with the establishment of an electronics distribution operation. Operating income (loss) for the six months ended June 30, 1996 decreased $1.5 million from the same period in the prior year.

The effective tax rate for the second quarter of 1996 was 44.0 percent compared with 37.2 percent for the second quarter of 1995. The increase relates primarily to an increase in state tax expense. The effective tax rates for the six months ended June 30, 1996 and 1995 were (19.8) percent and 40.7 percent, respectively. The change is due to an increase in nondeductible items and the opposing impact these items have on the tax rate (increases income tax expense in 1995, but decreases the tax benefit in 1996).

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity continues to be strong at June 30, 1996, due to the availability of approximately $9 million on the line of credit. Working capital increased by approximately $2.8 million, mainly due to increased accounts receivable at June 30, 1996. Inventories and refundable income taxes decreased $921,000 and $854,000, respectively, during the first six months of 1996. The current ratio of 2.3:1 at June 30, 1996 improved slightly from the ratio of 2.0:1 at December 31, 1995. Inventory turns improved to 5.8 during the second quarter of 1996, compared to 4.1 in the second quarter of 1995.

Capital expenditures for the first six months of 1996 were approximately $720,000. Capital spending is projected to total approximately $2.0 million for the year. The Company plans to meet its 1996 working capital and capital expenditure requirements through funds from operations and from its existing credit facility. The Company also plans to meet all required bank covenants through results of operations.

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


                                          BEST UNIVERSAL LOCK CO.
                                          -----------------------
                                               (Registrant)


Date:  August 14, 1996                    By:
       ---------------                    /s/ Stephen J. Cooper
                                              --------------------
                                                  Treasurer



                                           /s/ Paula J. Tinkey
                                               -------------------
                                                  Controller