Form 10-Q
period 1997-03-31
BEST UNIVERSAL LOCK CO
filed 1997-05-15
CIK 11825

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q


            [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of common, as of April 24, 1997.

     SERIES A COMMON STOCK    86,469 SHARES
     SERIES B COMMON STOCK    300,000 SHARES


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                        INDEX


                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income (Loss) for the
           three months ended March 31, 1997 and March 31, 1996            3

         Condensed Consolidated Balance Sheets at March 31, 1997 and
           December 31, 1996                                             4-5

         Condensed Consolidated Statements of Shareholders' Equity at
           March 31, 1997 and December 31, 1996                            6

         Condensed Consolidated Statements of Cash Flows for the three
           months ended March 31, 1997 and 1996                            7

         Notes to Condensed Consolidated Financial Statements            8-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               11

Item 6.  Exhibits and Reports on Form 8-K                                11


SIGNATURE                                                                12

                      BEST LOCK CORPORATION AND SUBSIDIARY
  BEST UNIVERSAL LOCK CO. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES
    FRANK E. BEST, INC. (A NON-OPERATING HOLDING COMPANY) AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (Unaudited)

                                                                                        Three Months Ended March 31
                                                                                     ----------------------------------
                                                                                         1997                 1996
                                                                                     -------------        -------------
NET SALES                                                                            $  33,049,931        $  27,287,087

COST OF GOODS SOLD                                                                      17,401,747           15,436,105
                                                                                     -------------        -------------
GROSS MARGIN                                                                            15,648,184           11,850,982

OPERATING EXPENSES
   Selling                                                                              8,216,792            8,685,191
   General and administrative                                                           5,006,509            4,280,119
   Engineering, research and development                                                  179,481              428,058
                                                                                     -------------        -------------
      Total operating expenses                                                         13,402,782           13,393,368
                                                                                     -------------        -------------

OPERATING INCOME (LOSS)                                                                 2,245,402           (1,542,386)

   Interest expense                                                                      (266,587)            (300,289)
   Other income, net                                                                       64,617               81,552
                                                                                     -------------        -------------
INCOME (LOSS) before provision for income taxes                                         2,043,432           (1,761,123)

   Provision (benefit) for income taxes                                                   863,463             (669,344)
                                                                                     -------------        -------------
NET INCOME (LOSS), Best Lock Corporation and Subsidiary                                 1,179,969           (1,091,779)

   Minority interest in net (income) loss, Best Lock Corporation and Subsidiary          (245,449)             234,298
   Corporate - Best Universal Lock Co. (expense)                                           (7,917)              (6,448)
                                                                                     -------------        -------------
NET INCOME (LOSS), Best Universal Lock Co. and Subsidiaries                              926,603             (863,929)

   Minority interest in net (income) loss, Best Universal Lock Co. and Subsidiaries     (153,655)             145,475
   Corporate - Frank E. Best, Inc. income (expense)                                       21,957               21,066
                                                                                     -------------        -------------
NET INCOME (LOSS), Frank E. Best, Inc. and Subsidiaries                               $  794,905        $    (697,388)
                                                                                     -------------        -------------
                                                                                     -------------        -------------

                                                                                 Best Universal Lock Co.
                                                                 Best Lock      -------------------------         Frank E.
Earnings (loss) per common share, three months ended:           Corporation      Series A       Series B         Best, Inc.
                                                                -----------     ---------      ----------        ----------
March 31, 1997                                                  $     9.71      $    2.57      $     2.57        $     2.89
                                                                -----------     ---------      ----------        ----------
                                                                -----------     ---------      ----------        ----------

March 31, 1996                                                  $    (8.97)     $   (2.39)     $    (2.39)       $    (2.53)
                                                                -----------     ---------      ----------        ----------
                                                                -----------     ---------      ----------        ----------

Weighted average shares outstanding, three months ended:
March 31, 1997                                                  121,517.24      60,588.76      300,000.00        274,999.05
                                                                -----------     ---------      ----------        ----------
                                                                -----------     ---------      ----------        ----------

March 31, 1996                                                  121,653.85      60,739.31      300,000.00        275,408.89
                                                                -----------     ---------      ----------        ----------
                                                                -----------     ---------      ----------        ----------

See accompanying notes to condensed consolidated financial statements.

     BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                             March 31     December 31
                                                               1997           1996
                                                           ------------   ------------
CURRENT ASSETS
   Cash and cash equivalents                               $  2,341,396   $  2,099,876
   Trade receivables
      Direct                                                 15,058,419     15,453,983
      Sales representatives and other                         3,151,732      2,486,882
      Allowance for uncollectible accounts                     (233,373)      (244,866)
   Estimated refundable income taxes                             51,335         51,632
   Current portion of notes receivable                           54,126         64,909
   Inventories                                               13,866,833     13,779,015
   Deferred income taxes                                      2,920,333      3,224,592
   Prepaid expenses and other                                   546,817        490,872
                                                           ------------   ------------
         Total current assets                                37,757,618     37,406,895
                                                           ------------   ------------

PROPERTY, PLANT AND EQUIPMENT, at cost
   Land and buildings                                        13,986,157     13,989,015
   Machinery and equipment                                   27,546,606     27,557,030
   Tooling                                                    8,733,788      8,536,128
   Furniture, fixtures and other                             12,766,075     12,255,748
   Construction work-in-progress                                 95,812        184,311
                                                           ------------   ------------
                                                             63,128,438     62,522,232
   Less - accumulated depreciation                          (36,902,834)   (35,634,924)
                                                           ------------   ------------
         Total property, plant and equipment                 26,225,604     26,887,308
                                                           ------------   ------------

OTHER ASSETS
   Long-term notes receivable                                 3,303,799      3,303,799
   Other assets                                               1,139,029      1,188,736
                                                           ------------   ------------

         Total assets                                     $  68,426,050  $  68,786,738
                                                           ------------   ------------
                                                           ------------   ------------

See accompanying notes to condensed consolidated financial statements.

    BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                             March 31     December 31
                                                               1997          1996
                                                          -------------  -------------
CURRENT LIABILITIES
   Current portion of retirement benefit obligations          1,358,124      1,364,671
   Trade accounts payable                                     3,170,573      2,685,231
   Customer advances                                          1,912,630      1,849,175
   Accrued liabilities
      Income taxes                                            1,018,272        929,850
      Property and other taxes                                1,105,695        876,670
      Payroll and vacation                                    3,018,913      4,413,772
      Accrued medical claims                                    750,000        750,000
      Accrued warranty                                          843,428        998,835
      Other                                                     605,284      1,167,936
                                                          -------------  -------------
         Total current liabilities                           13,782,919     15,036,140
                                                          -------------  -------------

LONG-TERM DEBT                                               15,000,000     15,000,000
RETIREMENT BENEFIT OBLIGATION                                 3,108,880      3,213,399
DEFERRED INCOME TAXES                                         2,248,997      2,305,265
                                                          -------------  -------------
         Total liabilities                                   34,140,796     35,554,804
                                                          -------------  -------------

MINORITY INTEREST IN SUBSIDIARIES                             9,770,053      9,549,301
                                                          -------------  -------------

COMMON STOCK REDEEMABLE UNDER STOCK BONUS PLAN                1,868,537      1,868,537
                                                          -------------  -------------

SHAREHOLDERS' EQUITY
   Capital stock
      Series A common stock, no par value, 100,000
        shares authorized;
        59,637.31 shares outstanding                          1,102,579      1,102,579
      Series B common stock, no par value, 300,000
        shares authorized and outstanding                             1              1
                                                          -------------  -------------
         Total capital stock                                  1,102,580      1,102,580

   Accumulated earnings                                      34,158,186     33,312,959

   Cumulative translation adjustment                           (193,711)      (181,052)

   Common stock redeemable under Stock Bonus Plan            (1,868,537)    (1,868,537)

   Treasury stock                                           (10,551,854)   (10,551,854)
                                                          -------------  -------------
         Total shareholders' equity                          22,646,664     21,814,096
                                                          -------------  -------------

         Total liabilities and shareholders' equity       $  68,426,050  $  68,786,738
                                                          -------------  -------------
                                                          -------------  -------------

See accompanying notes to condensed consolidated financial statements.

   BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                        March 31      December 31
                                                                          1997             1996
                                                                      ------------   ------------
CAPITAL STOCK
   Series A common stock, no par value,
     100,000 shares authorized; 59,637.31 shares outstanding          $  1,102,579   $  1,102,579

   Series B common stock, no par value,
     300,000 shares authorized and outstanding                                   1              1
                                                                      ------------   ------------
      Total capital stock                                                1,102,580      1,102,580
                                                                      ------------   ------------

ACCUMULATED EARNINGS
   Balance at beginning of year                                         33,312,959     31,080,417
   Net income - (three months ended March 31, 1997
      and twelve months ended December 31, 1996)                           926,603      2,925,320
   Cash dividends (see below)                                              -             (478,268)
   Additional minimum liability for pension                                (81,376)      (214,510)
                                                                      ------------   ------------
   Balance at end of year                                               34,158,186     33,312,959
                                                                      ------------   ------------

COMMON STOCK REDEEMABLE UNDER STOCK BONUS PLAN                          (1,868,537)    (1,868,537)
                                                                      ------------   ------------

CUMULATIVE TRANSLATION ADJUSTMENT                                         (193,711)      (181,052)
                                                                      ------------   ------------

TREASURY STOCK
   Balance at beginning of year                                        (10,551,854)   (10,386,881)
   Shares purchased                                                        -             (164,973)
                                                                      ------------   ------------
   Balance at end of period                                            (10,551,854)   (10,551,854)
                                                                      ------------   ------------
      Total shareholders' equity                                      $ 22,646,664   $ 21,814,096
                                                                      ------------   ------------
                                                                      ------------   ------------
Cash dividends per share
   Preferred                                                          $    -         $    -
   Series A common                                                         -                 1.68
   Series B common                                                         -                 1.11
                                                                      ------------   ------------
                                                                      ------------   ------------

See accompanying notes to condensed consolidated financial statements.

    BEST UNIVERSAL LOCK CO. (A NONOPERATING HOLDING COMPANY) AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                      Three Months Ended March 31
                                                                      ----------------------------
                                                                           1997           1996
                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                                        $  32,747,840  $  26,695,189
  Cash paid to suppliers and employees                                  (30,989,347)   (27,908,081)
  Interest received                                                          18,144         53,141
  Interest paid                                                            (286,711)      (378,085)
  Income taxes refunded (paid)                                             (526,499)       405,912
                                                                      -------------  -------------
    Net cash provided by (used in) operating activities                     963,427     (1,131,924)
                                                                      -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net                                                (713,695)      (517,865)
                                                                      -------------  -------------
    Net cash used in investing activities                                  (713,695)      (517,865)
                                                                      -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings against unsecured line of credit                             2,900,000     14,100,000
  Payments on unsecured line of credit                                   (2,900,000)   (13,580,843)
                                                                      -------------  -------------
    Net cash provided by financing activities                                   -          519,157
                                                                      -------------  -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (8,212)        (4,707)
                                                                      -------------  -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     241,520     (1,135,339)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            2,099,876      1,389,827
                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   2,341,396  $     254,488
                                                                      -------------  -------------
                                                                      -------------  -------------


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net income (loss)                                                   $     926,603  $    (865,480)
  Adjustments-
    Depreciation and amortization                                         1,419,249      1,321,783
    Provision for losses on accounts receivable                              27,191         13,950
    Loss on sale of property, plant and equipment                            14,224         47,192
    Minority interest related to current year earnings (loss)               245,449       (234,203)
    Deferred income taxes                                                   247,991        411,282
  Changes in assets and liabilities-
    (Increase) decrease in
      Accounts and notes receivable                                        (362,789)    (1,131,707)
      Refundable income taxes                                                   298       (347,413)
      Inventories                                                           (92,604)       219,885
      Prepaid income taxes and other                                          2,038         77,269
      Other assets                                                          (29,945)        40,543
    Increase (decrease) in
      Accounts payable, customer advances and accrued liabilities        (1,309,141)       (32,141)
      Income taxes payable                                                   88,676       (328,040)
      Retirement benefit obligation                                        (111,066)      (324,844)
      Additional minimum liability for pension                             (102,747)           -
                                                                      -------------  -------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      $     963,427  $  (1,131,924)
                                                                      -------------  -------------
                                                                      -------------  -------------

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL STATEMENTS

    The accompanying condensed consolidated financial statements have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to fairly present the results of operations for the three-month periods ended March, 31, 1997 and 1996, the Company's financial position at March 31, 1997 and December 31, 1996, and the cash flows for the three-month periods ended March, 31, 1997 and 1996. These adjustments are of a normal recurring nature.

    Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Form 10-K.

    The results for the first quarter of 1997 are not necessarily indicative of future financial results.

    The condensed consolidated financial statements for each parent company in the Best Lock Companies (the Company) include their respective subsidiaries as indicated below:

                                                             Percent Owned
    Parent Company                Subsidiaries            As of March, 31, 1997
    --------------                ------------            ---------------------

   Frank E. Best, Inc.     Best Universal Lock Co.                  83%
    (Best)

   Best Universal Lock     Best Lock Corporation                    79%
    Co. (Universal)

   Best Lock               Best Universal Locks Limited (Canada)   100%
    Corporation (Lock or the Company)


2.  INCOME TAXES

The effective tax rate for the first quarter of 1997 was 42.2%, compared with (38.0)% for the first quarter of 1996. Foreign tax expense provided on the first quarter 1996 income in Canada decreased the benefit generated on the first quarter 1996 loss in the United States. The effective tax rates are higher than the U.S. Federal statutory rate of 34% due to a higher tax rate in Canada and state income taxes.

3.  FINANCING ARRANGEMENTS

    The Company entered into a $25.0 million line of credit agreement on February 15, 1995, which was amended effective December 31, 1996 and December 31, 1995. The agreement expires on May 5, 1998 and bears interest at a variable rate, based upon the prime rate or LIBOR, at the Company's election. The line of credit is secured by a blanket lien on all accounts and notes receivable, inventory, machinery and equipment, and intangible assets with a negative pledge on real estate. The agreement contains financial covenants including those relating to debt service coverage, tangible net worth, and liabilities to tangible net worth. As of March 31, 1997 and December 31, 1996, the Company was in compliance with all required covenants.

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

ANALYSIS OF RESULTS OF OPERATIONS

Sales for the first quarter of 1997 were $5.8 million higher than the same period of 1996. Higher sales from the manufacturing division (BLM) to independent distributors and Authorized Contract Construction Dealers accounted for approximately $2.7 million of the increase. Sales from the distribution division (BLS) to end users increased approximately $3.0 million over the same period of 1996, mainly due to higher sales of electronic access control products.

The gross profit on sales improved to 47.3% of sales, compared to 43.4% in the prior year. Higher absorption of fixed costs in the BLM division, due to the increased sales, caused most of the improvement in the gross profit percentage. Margins were also impacted favorably by $168,000 in the first quarter of 1997 due to a change in the Company's method for accounting for vacation benefits. Prior to 1997, vacation was earned in one year and taken in the next. Effective in 1997, vacation will be earned and taken in the same year.

Operating income (loss) increased $3.8 million to 6.8% of sales from (5.7)% for the same period in 1996, mainly due to the higher sales and improved gross margin percentage. Selling, general and administrative, and engineering expenses were flat in the first quarter of 1997 compared to 1996. Expenditures for freight out, sales commissions, seminars and training and professional fees increased approximately $794,000 over the prior year, but were offset by lower salaries, wages and fringe benefits of approximately $748,000. The lower expenditures for salaries, wages and fringe benefits in 1997 is due to the separation of 63 employees during 1996 under a plan that was announced in 1995. The change in the method for accounting for vacation, described above, also positively impacted selling, general and administrative, and engineering expenses by $237,000 during the first quarter of 1997. This change will result in a one-time benefit to the Company of approximately $2.2 million for the year.

The effective tax rate for the first quarter of 1997 was 42.2%, compared with (38.0)% for the first quarter of 1996. Foreign tax expense provided on the first quarter 1996 income in Canada decreased the benefit generated on the first quarter 1996 loss in the United States. The effective tax rates are higher than the U.S. Federal statutory rate of 34% due to a higher tax rate in Canada and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity continues to be strong for the first quarter of 1997. Working capital increased by approximately $1.5 million, mainly due to payouts of payroll and vacation that were accrued at December 31, 1996. The current ratio of 2.7:1 at March, 31, 1997 improved slightly from the ratio of 2.5:1 at December 31, 1996. Cash and cash equivalents increased by $242,000. Inventory turns declined slightly to 5.0 in the first quarter of 1997, compared to 5.5 in the first quarter of 1996.

Capital expenditures for the first quarter of 1997 were $707,000. Capital spending is projected to total approximately $4.0 million for the year. The Company plans to meet its 1997 working capital and capital expenditure requirements through funds from operations and from its existing credit facility.


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company's Form 10-K for the year ended December 31, 1996. There have been no new legal proceedings initiated during the quarter, nor has there been a change in status or termination of any previously reported legal proceeding.


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


Date:     May 15, 1997                  By:    /s/ Stephen J. Cooper
          ------------                             -----------------
                                                    Treasurer


                                              /s/ Paula J. Tinkey
                                                  ---------------
                                                    Controller